Form 10-Q
period 1996-03-31
AUTONOMOUS TECHNOLOGIES CORP
filed 1996-06-14
CIK 899381

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             MARCH 31, 1996
                              ------------------------------------------


Commission File Number:                       033-302068
                       --------------------------------------------------


                 AUTONOMOUS TECHNOLOGIES CORPORATION
- --------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)


            FLORIDA                                   59-2554729
- -------------------------------        ------------------------------------
(State or other Jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)


                 520 N. SEMORAN BLVD.,  SUITE 180,  ORLANDO, FL  32807
- ----------------------------------------------------------------------------
                  (Address of principal executive offices)


                                           (407) 282-1262
- ----------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


     Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                   [X] Yes   [   ]  No

     On June 3, 1996, there were 6,749,950 shares of the registrant's $.01 par value Common Stock outstanding.

                      AUTONOMOUS TECHNOLOGIES CORPORATION
                         (A Development Stage Company)

                               Index to Form 10-Q
                      For The Quarter Ended March 31, 1996



                                                           PAGE
PART I.  FINANCIAL INFORMATION                            ------

Item 1.  Financial Statements

Balance Sheets as of March 31, 1996,                        3
 and December 31, 1995

Statements of Operations for the three
 months ended March 31, 1996 and 1995,
 and for the cumulative period from                         4
 inception to March 31, 1996

Statement of Stockholders' Deficit for
 the three months ended March 31, 1996                      5

Statements of Cash Flows for the three
 months ended March 31, 1996 and 1995,
 and for the cumulative period from                         6
 inception to March 31, 1996



Notes to Financial Statements                               7

Item 2.  Management's Discussion and                        9
 Analysis of Financial Condition and
 Results of Operations

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                 12

Item 2.  Changes in Securities                             12

Item 3.  Defaults Upon Senior Securities                   12

Item 4.  Submission of Matters to a                        12
         Vote of Security Holders

Item 5.  Other Information                                 12

Item 6.  Exhibits and Reports of Form                      12
         8-K

SIGNATURES                                                 13

                      AUTONOMOUS TECHNOLOGIES CORPORATION
                  ------------------------------------------
                         (A Development Stage Company)


                                 BALANCE SHEETS
                                 --------------



                                           March 31,    December 31,
                 ASSETS                       1996          1995
                 ------                  -----------   -------------
                                         (Unaudited)     (Note 1)
CURRENT ASSETS:
  Cash and cash equivalents               $ 1,339,397    $   492,326
  Current portion of note receivable -
   employee                                     5,186          6,000
  Stock issuance costs                        364,432           -
  Prepaid expenses and other assets            41,527         41,527
                                          -----------     -----------
            Total current assets            1,750,542        539,853

PROPERTY AND EQUIPMENT, net                   313,542        235,640

NOTE RECEIVABLE - EMPLOYEE, less
 current portion                               23,581         24,000
                                          -----------     -----------
            Total assets                  $ 2,087,665    $   799,493
                                          ===========     ===========

       LIABILITIES AND STOCKHOLDERS' DEFICIT
       -------------------------------------

CURRENT LIABILITIES:
  Accounts payable                        $   137,023    $   326,527
  Accrued expenses                            559,375        230,281
  Current portion of obligation under
   capital leases                               4,469          4,469
  Advance from shareholder                  1,000,000      1,000,000
                                          -----------     -----------
            Total current liabilities       1,700,867      1,561,277

OBLIGATION UNDER CAPITAL LEASES, less
 current portion                               31,008         22,832

OBLIGATION UNDER STRATEGIC ALLIANCE
 AGREEMENT                                    525,000        375,000

CONVERTIBLE NOTE PAYABLE                    2,405,000      2,405,000
                                          -----------     -----------
            Total liabilities               4,661,875      4,364,109
                                          -----------     -----------

STOCKHOLDERS' DEFICIT:
  Convertible preferred stock, $1 par value-
   Series A, 3,354 shares authorized,           3,354          3,354
    issued and outstanding a
    March 31, 1996, and December 31, 1995
   Series B, 1,483 shares authorized,
    issued and outstanding at
    March 31, 1996, and December 31, 1995       1,483          1,483
   Series C, 13,163 shares
    authorized; 2,927 shares issued
    and outstanding at March 31,
    1996, and December 31, 1995                 2,927          2,927
   Series D, 6,000 shares authorized;
    6,819 and 2,456 shares issued and
    outstanding at March 31, 1996,
    and December 31, 1995,
    respectively                                6,819          2,456
   Common stock $.01 par value
    15,000,000 shares authorized;
    1,245,000 shares issued and
    outstanding at March 31, 1996, and
    December 31, 1995                          12,450         12,450

  Additional paid-in capital                7,014,002      4,673,362
  Deficit accumulated during the
   development stage                       (9,615,245)    (8,260,648)
                                           -----------     ----------
            Total stockholders' deficit    (2,574,210)    (3,564,616)
                                          ------------    -----------
                                          $ 2,087,665    $   799,493
                                          ============    ===========

      The accompanying notes are an integral part of these balance sheets.

                      AUTONOMOUS TECHNOLOGIES CORPORATION
                      -----------------------------------
                         (A Development Stage Company)


                            STATEMENTS OF OPERATIONS
                            ------------------------
                                  (Unaudited)



                                                                         Cumulative
                                                                       from Inception
                                             Three Months Ended      (July 23, 1985) to
                                                  March 31,               March 31,
                                              1996         1995             1996
                                           --------       -------      -----------------
REVENUES FROM RESEARCH GRANTS             $  -           $  -               $ 3,450,517


OPERATING EXPENSES:
  Costs of revenues from research grants         -            -               3,465,596
  Clinical trials                             195,272      116,979            1,369,737
  Research and development                    457,750      505,501            4,290,125
  Selling and marketing                       180,805        2,064              951,840
  General and administrative                  381,869      140,914            2,556,167
  Other expenses                              150,000         -                 525,000
                                          ------------  ------------        ------------

OPERATING LOSS                             (1,365,696)    (765,458)          (9,707,948)

OTHER INCOME (EXPENSE):
  Interest income                              11,757       15,271              135,394
  Interest expense                               (658)        -                 (37,919)
                                          ------------  ------------        ------------

LOSS BEFORE INCOME TAXES                   (1,354,597)    (750,187)          (9,610,473)

INCOME TAXES                                     -            -                   4,772
                                          ------------  ------------        ------------

NET LOSS                                  $(1,354,597)  $ (750,187)         $(9,615,245)
                                          ============  ============        ============

LOSS PER SHARE:
  Net loss per share                           $(.36)      $(.20)
                                          ============  ============
Weighted average common and common
  equivalent shares used in computing
  net loss per share                        3,741,303    3,669,153
                                          ============  ============


        The accompanying notes are an integral part of these statements.

                      AUTONOMOUS TECHNOLOGIES CORPORATION
                      -----------------------------------
                         (A Development Stage Company)

                       STATEMENT OF STOCKHOLDERS' DEFICIT
                       ----------------------------------
                   FOR THE THREE MONTHS ENDED MARCH 31, 1996
                   -----------------------------------------


                                                                                                 Deficit
                                          Convertible                                          Accumulated
                                        Preferred Stock        Common Stock        Additional   During the
                                       ----------------     ------------------      Paid-In    Development
                                        Shares   Amount      Shares     Amount      Capital       Stage
                                       -------  -------     ---------  -------     ----------  ------------
BALANCE, December 31, 1995              10,220  $10,220     1,245,000  $12,450     $4,673,362  $(8,260,648)

  Issuance of Series D                   4,363    4,363             -        -      2,177,137            -
   convertible preferred stock

  In-kind services provided by CIBA          -        -             -        -         91,343            -

  Compensation under stock option plan       -        -             -        -         72,160            -

  Net loss                                   -        -             -        -              -   (1,354,597)
                                       -------  -------     ---------  -------     ----------  ------------

BALANCE, March 31, 1996                 14,583  $14,583     1,245,000  $12,450     $7,014,002  $(9,615,245)
                                       =======  =======     =========  =======     ==========  ============

        The accompanying notes are an integral part of this statement.

                      AUTONOMOUS TECHNOLOGIES CORPORATION
                      -----------------------------------
                         (A Development Stage Company)


                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                  (Unaudited)


                                                                         Cumulative
                                                                       from Inception
                                             Three Months Ended      (July 23, 1985) to
                                                  March 31,               March 31,
                                          ---------------------
                                              1996       1995               1996
                                          ----------  ---------      ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                $(1,354,597)  $ (750,187)         $(9,615,245)
  Adjustments to reconcile net loss to
   net cash used in operating
   activities-
       In-kind services provided by
        shareholder                            91,343         -                 311,491
       Compensation expense related to
        employee stock options                 72,160         -                 452,786
       Compensation expense related to
        common stock placed in escrow
        for future services                         -         -                  24,050
       Convertible preferred stock
        issued for services                         -         -                 162,500
       Depreciation and amortization           12,904        7,709              217,985
       Changes in assets and
        liabilities-
          Increase in prepaid expenses
           and other assets                         -      (69,214)             (41,527)
          (Decrease) increase in
           accounts payable                  (189,504)     (15,134)             137,023
          Increase in accrued expenses        329,094       91,965              559,375
          Increase in obligation under
           strategic alliance agreement       150,000         -                 525,000
                                          ------------  -----------        ------------
            Net cash used in operating
             activities                      (888,600)    (734,861)          (7,266,562)
                                          ------------  -----------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                        (81,958)      (3,231)            (494,365)
                                          ------------  -----------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of
   convertible preferred stock              2,181,500         -               6,002,708
  Net proceeds from issuance of common
   stock                                            -         -                  87,500
  Payment of obligation under capital
   leases                                        (672)        -                  (1,685)
  Advance from shareholder                          -         -               1,000,000
  Proceeds from issuance of convertible
   note payable                                     -         -               2,405,000
  Proceeds from long-term debt                      -         -                 200,000
  Repayment of long-term debt                       -         -                (200,000)
  Stock issuance costs incurred              (364,432)        -                (364,432)
  (Loan to) payment received from
   employee, net                                1,233         -                 (28,767)
                                          ------------  -----------        ------------
            Net cash provided by
             financing activities           1,817,629         -               9,100,324
                                          ------------  -----------        ------------

NET INCREASE (DECREASE) IN CASH               847,071     (738,092)           1,339,397

CASH, beginning of year                       492,326    1,713,520                -
                                          ------------  -----------        ------------

CASH, end of year                         $ 1,339,397   $  975,428          $ 1,339,397
                                          ============  ===========        ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Noncash transaction-
     Equipment acquired under a
       capital lease                      $     8,848   $    -              $    37,162
     Interest paid                        $       658   $    -              $    37,919

        The accompanying notes are an integral part of these statements.

                      AUTONOMOUS TECHNOLOGIES CORPORATION
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                 MARCH 31, 1996

     1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Autonomous Technologies Corporation ("Company") Prospectus dated May 1, 1996.

     Fully diluted loss per share is not presented due to the anti-dilutive effect of the Company's convertible preferred stock.

     2. FINANCING TRANSACTIONS

        Series D Preferred Stock
        ------------------------

     On February 26, 1996, the Company closed it's offering of Series D Preferred Stock. That offering, which had begun in November 1995, closed with a total of 6,819 shares being sold at $500 per share (equivalent to 1,022,850 common shares being sold at $3.33 per share after giving effect to the 150-for-1 split of common stock on February 14, 1996) with net proceeds to the Company of approximately $3,400,000. Each such share was sold with a detachable warrant that permits the holder to buy an additional share of the Company's common stock for $3.33 up to its expiration date of February 28, 1999.

        Common Stock
        ------------

     On May 7, 1996, the Company completed its initial public offering of common stock. The Company sold 2,500,000 shares of common stock at $8.00 per share with net proceeds to the Company of approximately $18,100,000, after underwriter's discount of $1.4 million and related offering expenses of approximately $500,000. Concurrent with this event, all of the outstanding convertible preferred stock and certain debt of the Company were converted to common shares.

     In conjunction with the aforementioned initial public offering, approximately $364,000 of stock issuance costs have been capitalized on the Company's balance sheet as of March 31, 1996. Those stock issuance costs, plus additional costs incurred after March 31, 1996, have been charged against the proceeds of the initial public offering during the second quarter.

The following table sets forth, as of March 31, 1996, the unaudited pro forma capitalization of the Company after giving effect to the conversions of the preferred stock outstanding at March 31, 1996, the note payable to CIBA, the CIBA advance (credit) to additional paid-in capital and the sale by the Company of 2,500,000 shares of common stock under the initial public offering:

                                                          Pro Forma
                                         March 31,        March 31,
                                            1996            1996
                                        -----------      -----------
Advance from CIBA                       $ 1,000,000      $         -
Obligation under capital leases              35,477           35,477
Obligation under Strategic Alliance         525,000          525,000
Convertible note payable                  2,405,000                -
                                        -----------      -----------
                                          3,965,477          560,477

Stockholders' equity (deficit):
  Convertible preferred stock                14,583                -
  Common stock                               12,450           67,500
  Additional paid-in capital              7,014,002       28,478,535
  Deficit accumulated during the
   development stage                     (9,615,245)      (9,615,245)
                                        -----------      -----------
     Total stockholders' deficit         (2,574,210)      18,930,790
                                        -----------      -----------
                                        $ 1,391,267      $19,491,267
                                        ===========      ===========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited financial statements and notes thereto included in Part I -- Item 1 of this Quarterly Report and the audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's registration statement on Form S-1 filed with the Securities Exchange Commission on May 1, 1996.

OVERVIEW

Autonomous Technologies Corporation is engaged in the design and development of the next generation of excimer laser instruments for surgically correcting myopia and other refractive errors of the human eye such as hyperopia and astigmatism. The Company's T-PRK(R) System combines high speed, laser radar eye tracking with precisely scanned narrow beam shaping, with the objective of improving refractive surgical outcomes for these conditions over those achieved with radial keratotomy and earlier generation PRK systems.

From its founding in 1985 until late in 1992, the Company worked under various research grants from the Strategic Defense Initiative, or "Star Wars," and under a grant to develop laser radar tracking technology. The Company has applied this technology to eye tracking and developed its LADARVision(R) eye tracking capability which allows the T-PRK System to track and compensate for any sudden involuntary eye movement (saccadic eye movement) during the PRK procedure.

The Company is a development stage enterprise. Since inception, the Company has experienced significant operating losses, and, as of March 31, 1996, had an accumulated deficit of approximately $9.6 million. To date, the Company has had revenues relating only to research grants, which is an endeavor no longer pursued by the Company. The Company anticipates that its operating losses will continue for the foreseeable future because it plans to expend substantial resources in funding clinical trials, sales and marketing activities, commercial manufacturing, and research and development. The Company expects that research and development expenses will remain at relatively high levels for the foreseeable future due to continued development of the system and algorithms for higher indications. Additionally, it expects that both clinical trial costs and sales and marketing costs will escalate as those programs expand to meet the Company's business goals. The foregoing forward looking statements could be affected by certain risks and uncertainties, including: ongoing results from clinical trials; foreign market acceptance of the T-PRK System; and the ability of the Company to ramp up production to adequate levels.

RESULTS OF OPERATIONS

Operating Expenses

Clinical trials expenses were $195,272 and $116,979 in the quarters ended March 31, 1996 and 1995, respectively. These expenses increased 67% due to the Company's addition of staff in the clinical department and the opening of its U.S. clinical trials program in mid-March 1996, which was permitted with the granting of the Company's investigational device exemption by the U.S. Food and Drug Administration on January 3, 1996.

Research and development expenses were $457,750 and $505,501 in the quarters ended March 31, 1996 and 1995, respectively. The decrease of 9% is due to the fact that R&D staffing has remained approximately stable over these time periods and there was less R&D travel during the first quarter of 1996 than there had been during the first quarter of 1995. In the first quarter of 1995 the Company's R&D staff was traveling heavily in order to support the opening of foreign clinical trials.

Selling and marketing expenses of $180,805 in the quarter ended March 31, 1996, increased from $2,064 in the quarter ended March 31, 1995. This significant increase reflects the fact that the Company had no sales and marketing function during the 1995 quarter. In mid-1995, with the signing of a Strategic Alliance Agreement with CIBA Vision, the company received a commitment of $1,000,000 worth of contributed sales and marketing services over three years. In the 1996 quarter, approximately half of the selling and marketing expenses were from this contributed services agreement and the remainder were direct costs incurred by the sales and marketing staff at the Company.

General and administrative expenses were $381,869 and $140,914 in the quarters ended March 31, 1996 and 1995, respectively. This increase of 171% is due to increased staffing, including the hiring of an Executive Vice President, Chief Operating Officer and a Vice President, Chief Financial Officer, neither of which were employed by the Company in the 1995 quarter. Additionally, the Company incurred higher levels of travel, legal and other infrastructure costs as the business prepares for commercial activity.

Other expense of $150,000 for the quarter ended March 31, 1996 related entirely to the accrual being made for the shares that may be issuable in May 1999 to CIBA Vision under the terms of the 1995 Strategic Alliance Agreement. The shares are to be issued unless certain requirements, relating to the accumulated 6% commission on revenues the Company will pay to CIBA Vision, are satisfied.

Interest income and interest expense

Interest income was $11,757 and $15,271 in the quarters ended March 31, 1996 and 1995, respectively. The decline was due to lower average cash balances in the 1996 quarter. Interest expense was $658 in the quarter ended March 31, 1996 compared with none in the 1995 quarter. This new interest expense is due to a capital lease obligation that originated in September 1995 for a telephone system.

Operating and Net Losses

The net effect of the foregoing expense items was that the Company's operating loss increased to $1,365,696, or 78%, in the quarter ended March 31, 1996, from $765,458 in the quarter ended March 31, 1995. The Company's net loss increased to $1,354,597 or 81%, in the quarter ended March 31, 1996, from $750,187 in the quarter ended March 31, 1995.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents were $1,339,397 and $492,326 at March 31, 1996, and December 31, 1995, respectively. The company incurred expenditures of $888,600 to support operations and $81,958 for capital expenditures for the quarter ended March 31, 1996.

As of March 31, 1996, the Company did not have any commitments for material capital expenditures. In June of 1996, however, the Company committed to a lease for a main office and production facility of 25,000 square feet. The Company anticipates occupying the facility in early 1997. The lease term is ten (10) years with two five year renewal options and termination opportunities at years five and seven in the lease. Base rent under this lease for the first year is $237,500, with annual 3% increases in subsequent years. The lease payments will include rent on up to $500,000 of tenant improvements, including certain outfitting of production areas.

In May 1996, the Company completed an initial public offering of 2,500,000 shares of common stock. The net proceeds to the Company from the public offering was approximately $18,100,000. The proceeds from the initial public offering have been invested since receipt in overnight repurchase agreements collateralized with U.S. Treasury instruments, coupon interest strips on U.S. Treasury instruments, and U.S. Treasury bills in accordance with the Company's Cash Investment and Management Policy. The Company's common stock is quoted on NASDAQ under the symbol "ATCI".

With the proceeds of the initial public offering, the Company believes that sufficient liquidity is available to satisfy its working capital needs at least through mid-1998.