Form 10-Q
period 1996-06-30
AUTONOMOUS TECHNOLOGIES CORP
filed 1996-08-13
CIK 899381

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended                JUNE 30, 1996
                              -------------------------------------------------

Commission File Number:                         033-302068
                       --------------------------------------------------------

                      AUTONOMOUS TECHNOLOGIES CORPORATION
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)





              FLORIDA                                  59-2554729
   -------------------------------         ------------------------------------
   (State or other Jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)


              520 N. SEMORAN BLVD., SUITE 180, ORLANDO, FL 32807
- --------------------------------------------------------------------------------
                   (Address of principal executive offices)


                                (407) 282-1262
- --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


     Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                          [X] Yes     [   ] No

     On August 12, 1996, there were 6,749,950 shares of the registrant's $.01 par value Common Stock outstanding.

                      AUTONOMOUS TECHNOLOGIES CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                              INDEX TO FORM 10-Q
                                                                                                         PAGE
                                                                                                     -----------
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Balance Sheets as of June 30, 1996, March 31, 1996 and December 31, 1995                                  3
Statements of Operations for the three months ended June 30, 1996 and 1995, for the six months ended June 30, 1996 and 1995, and for the cumulative
   period from inception to June 30, 1996                                                                 4
Statement of Stockholders' Deficit for the three months ended June 30, 1996                               5
Statements of Cash Flows for the three months ended June 30, 1996 and 1995, for the six months ended June 30, 1996 and 1995, and for the cumulative
   period from inception to June 30, 1996                                                                 6
Notes to Financial Statements                                                                             8

Item 2. Management's Discussion and Analysis of Financial Condition and
 Results of Operations                                                                                    9


PART II.    OTHER INFORMATION
Item 1.     Legal Proceedings                                                                            12
Item 2.     Changes in Securities                                                                        12
Item 3.     Defaults Upon Senior Securities                                                              12
Item 4.     Submission of Matters to a Vote of Security Holders                                          12
Item 5.     Other Information                                                                            12
Item 6.     Exhibits and Reports on Form 8-K                                                             12

SIGNATURES                                                                                               13

                      AUTONOMOUS TECHNOLOGIES CORPORATION
                      -----------------------------------
                         (A DEVELOPMENT STAGE COMPANY)

                                BALANCE SHEETS
                                --------------

                                                                                (UNAUDITED)
                                                                         JUNE 30,       MARCH 31,           DECEMBER 31,
                                                                           1996            1996                1995
                                                                           ----            ----                ----
                                ASSETS
                                ------
CURRENT ASSETS:
 Cash and cash equivalents                                               $ 3,854,346      $ 1,339,397       $   492,326
 Investments ( Note 3 )                                                   13,084,713                -                 -
 Stock issuance costs                                                              -          364,432                 -
 Prepaid expenses and other assets                                           100,199           46,713            47,527
                                                                         -----------      -----------          --------
       Total current assets                                               17,039,258        1,750,542           539,853
PROPERTY AND EQUIPMENT, net                                                  545,573          313,542           235,640
ADVANCE LICENSING FEES                                                       750,000                -                 -
OTHER ASSETS                                                                 130,837           23,581            24,000
                                                                         -----------      -----------          --------
       Total assets                                                      $18,465,668      $ 2,087,665       $   799,493
                                                                         ===========      ===========          ========
     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
     ----------------------------------------------
CURRENT LIABILITIES:
 Accounts payable                                                        $   321,977      $   137,023       $   326,527
 Accrued expenses                                                            318,570          559,375           230,281
 Current portion of obligation under capital leases                           52,655            4,469             4,469
 Advance from shareholder                                                          -        1,000,000         1,000,000
                                                                          ------------     -----------       -----------
    Total current liabilities                                                 693,202        1,700,867         1,561,277
OBLIGATION UNDER CAPITAL LEASES, less current portion                         141,294           31,008            22,832
OBLIGATION UNDER STRATEGIC ALLIANCE AGREEMENT                                 675,000          525,000           375,000
CONVERTIBLE NOTE PAYABLE                                                            -        2,405,000         2,405,000
                                                                           ------------     -----------      -----------
    Total liabilities                                                       1,509,496        4,661,875         4,364,109
                                                                           ------------     -----------      -----------
STOCKHOLDERS' EQUITY (DEFICIT)
 Convertible preferred stock, $1 par value
   Series A, 0 and 3,354 shares authorized; none, 3,354 and 3,354 issued and outstanding at June 30, 1996, March 31, 1996 and December
    31, 1995, respectively                                                          -            3,354             3,354
   Series B, 0 and 1,483 shares authorized; none, 1,483 and 1,483 issued and outstanding at June 30, 1996, March 31, 1996 and December
    31, 1995, respectively                                                          -            1,483             1,483
   Series C, 0 and 2,927 shares authorized; none, 2,927 and 2,927 issued and outstanding at June 30, 1996, March 31, 1996 and December
    31, 1995, respectively                                                          -            2,927             2,927
   Series D, 0 and 6,819 shares authorized; none and 6,819 and 2,456 issued and outstanding at June 30, 1996, March 31, 1996 and December
    31, 1995, respectively                                                          -            6,819             2,456
  Undesignated series, 1,000,000 shares authorized; none issued and
    outstanding                                                                     -                -                 -
  Common stock $.01 par value 15,000,000 shares authorized; 6,749,950 shares issued and outstanding at June 30, 1996, and 1,245,000 shares issued and outstanding at March 31, 1996 and December 31,
    1995, respectively                                                         67,500           12,450            12,450
  Additional paid - in capital                                             28,427,237        7,014,002         4,673,362
  Deficit accumulated during the development stage                        (11,538,565)      (9,615,245)       (8,260,648)
                                                                          ------------      -----------       ----------
    Total stockholders' equity (deficit)                                   16,956,172      (2,574,210)        (3,564,616)
                                                                          ------------     -----------        ----------
                                                                          $ 18,465,668     $ 2,087,665      $    799,493
                                                                          ============     ===========        ==========

     The accompanying notes are an integral part of these balance sheets.

                      AUTONOMOUS TECHNOLOGIES CORPORATION
                      -----------------------------------
                         (A DEVELOPMENT STAGE COMPANY)

                           STATEMENTS OF OPERATIONS
                           ------------------------
                                  (UNAUDITED)

                                                                                                  Cumulative
                                          Three Months Ended             Six Months Ended       from Inception
                                          --------------------          -------------------     (July 23, 1985)
                                          June 30,    June 30,          June 30,    June 30,      to June 30,
                                          1996          1995            1996          1995           1996
                                          ---------------------------------------------------------------------
REVENUES FROM RESEARCH GRANTS             $       -   $        -        $        -   $       -      $ 3,450,517

OPERATING EXPENSES:
 Costs of revenues from research grants           -            -                 -           -        3,465,596
 Clinical trials                             480,971     228,063           676,243      345,042       1,850,708
 Research and development                    746,231     345,680         1,203,981      851,181       5,036,356
 Selling and marketing                       326,876     274,891           507,681      276,955       1,278,716
 General and administrative                  357,378     133,623           739,247      274,537       2,913,545
 Other expenses                              150,000      75,000           300,000       75,000         675,000
                                          ----------  ----------        ----------   ----------     -----------

OPERATING LOSS                             2,061,456   1,057,257         3,427,152    1,822,715      11,769,404

OTHER INCOME (EXPENSE):
 Interest income                             142,702      13,650           154,459       28,921         278,096
 Interest expense                             (4,566)          -            (5,224)           -         (42,485)
                                          ----------  ----------        ----------    ----------     -----------

LOSS BEFORE INCOME TAXES                   1,923,320   1,043,607         3,277,917     1,793,794      11,533,793
INCOME TAXES                                       -           -                 -             -          (4,772)
                                          ----------  ----------        ----------    ----------     -----------
NET LOSS                                  $1,923,320  $1,043,607        $3,277,917    $1,793,794     $11,538,565
                                          ==========  ==========        ==========    ==========     ===========
LOSS PER SHARE:
 Net loss per share                       $    (0.39) $    (0.30)        $   (0.77)   $    (0.53)
                                          ==========  ==========         =========    ==========
Weighted average common and common
 equivalent shares used in computing
 net loss per share                        4,985,331   3,425,185         4,229,836     3,413,752
                                          ==========  ==========        ==========    ==========



       The accompanying notes are an integral part of these statements.

                      AUTONOMOUS TECHNOLOGIES CORPORATION
                      ----------------------------------
                         (A DEVELOPMENT STAGE COMPANY)

                  STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                  -------------------------------------------

                   FOR THE THREE MONTHS ENDED JUNE 30, 1996
                   ----------------------------------------
                                  (UNAUDITED)



                                                                                                     Deficit
                                             Convertible                                           Accumulated
                                           Preferred Stock        Common Stock      Additional        During
                                           ---------------        ------------       Paid In      the Development
                                          Shares    Amount     Shares      Amount    Capital           Stage
                                          -------   --------   ----------  --------  -----------  ---------------
BALANCE,  March 31, 1996                   14,583   $14,583    1,245,000   $12,450  $ 7,014,002    $(9,615,245)

Conversion of all preferred stock upon
 closing of initial public offering       (14,583)  (14,583)   2,187,450    21,875       (7,292)             -

Conversion of note payable and advance
 from shareholder upon closing of
 initial public offering                        -         -      817,500     8,175    3,396,825              -

Issuance of common stock in initial
 public offering, net of offering costs         -         -    2,500,000    25,000   17,868,000              -

In-kind services provided by CIBA               -         -            -         -      106,793              -

Compensation under stock option plan            -         -            -         -       48,909              -

Net loss                                        -         -            -         -            -     (1,923,320)
                                          -------   --------   ---------  --------  -----------   ------------

BALANCE, June 30, 1996                          -   $     -    6,749,950   $67,500  $28,427,237   $(11,538,565)
                                          =======   ========   =========   =======   ===========   ============




        The accompanying notes are an integral part of this statement.

                      AUTONOMOUS TECHNOLOGIES CORPORATION
                      -----------------------------------
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF CASH FLOWS
                           ------------------------

                                  (UNAUDITED)


                                               THREE MONTHS ENDED           SIX MONTHS ENDED            From Inception
                                            June 30,      June 30,      June 30,        June 30,        (July 23, 1985)
                                          ------------   -----------   -----------   ----------------     to June 30,
                                              1996          1995          1996             1995              1996
                                          ------------   -----------   -----------   ----------------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                $ (1,923,320)  $(1,043,607)   $(3,277,917)  $(1,793,794)       $(11,538,565)
  Adjustments to reconcile net loss to
   net cash used in operating activities -
   In-kind services provided by
    shareholder                                106,793        44,030        198,136        44,030             418,284
    Compensation expense related to
    employee stock options                      48,909             -        121,069             -             501,695
   Compensation expense related to
    common stock placed in escrow for
    future services                                  -        24,050              -        24,050              24,050
   Convertible preferred stock issued
    for services                                     -             -              -             -             162,500
   Depreciation and amortization                12,904         9,190         25,808        16,899             230,889
   Changes in assets and liabilities -
    (Increase) decrease in prepaid expenses
     and other assets                         (161,382)       76,935       (161,382)        7,721            (202,909)
    Increase in advance licensing fees        (750,000)            -       (750,000)            -            (750,000)
    (Decrease) increase in accounts payable    184,954       139,092         (4,550)      123,958             321,977
    (Decrease) Increase in accrued expenses   (240,805)       34,002         88,289       125,967             318,570
    Increase in obligation under
     strategic alliance agreement              150,000        75,000        300,000        75,000             675,000
                                             ---------     ---------      ---------     ---------           ---------
      Net cash used in operating activities (2,571,947)     (641,308)    (3,460,547)   (1,376,169)         (9,838,509)
                                             ---------     ---------      ---------     ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                          (75,265)      (16,716)      (157,223)      (19,947)           (569,630)
 Investments made                          (13,084,713)            -    (13,084,713)            -         (13,084,713)
                                          ------------   -----------    -----------    ----------         -----------
 Net cash used in investing activities     (13,159,978)      (16,716)   (13,241,936)      (19,947)        (13,654,343)
                                          ------------   -----------    -----------    ----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of
   convertible preferred stock                       -             -      2,181,500             -           6,002,708
  Proceeds from issuance of common
   stock, net of issuance costs             18,257,432             -     17,893,000             -          17,980,500
  Payment of obligation under capital
   leases                                      (11,198)            -        (11,870)            -             (12,883)
  Advance from shareholder                           -     1,000,000              -     1,000,000           1,000,000
  Proceeds from issuance of convertible
   note payable                                      -             -              -             -           2,405,000
  Proceeds from long-term debt                       -             -              -             -             200,000
  Repayment of long-term debt                        -             -              -             -            (200,000)
  Stock issuance costs incurred                      -       (69,082)             -       (69,082)                  -
  Other, net                                       640             -          1,873             -             (28,127)
                                            ----------     ---------      ---------    ----------          ----------
      Net cash provided by financing
        activities                          18,246,874       930,918     20,064,503       930,918          27,347,198
                                           ----------     ----------     ----------   -----------          ----------
NET INCREASE (DECREASE) IN CASH              2,514,949       272,894      3,362,020      (465,198)          3,854,346
                                           -----------     ---------     ----------    ----------          ----------


CASH, beginning of period                  1,339,397     975,428     492,326   1,713,520          -
                                          ----------  ----------   ---------  ---------   ----------
CASH, end of period                       $3,854,346  $1,248,322  $3,854,346  $1,248,322  $3,854,346
                                          ==========  ==========  ==========  ==========  ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
     Noncash transaction-
        Equipment acquired under
         capital leases                   $  169,670           -  $  178,518           -  $  206,832
     Interest paid                        $    4,566           -  $    5,224           -  $   42,485



       The accompanying notes are an integral part of these statements.

                      AUTONOMOUS TECHNOLOGIES CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                 JUNE 30, 1996

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Autonomous Technologies Corporation ("Company") Prospectus dated May 1, 1996.

   Fully diluted loss per share is not presented due to the anti-dilutive effect of the Company's convertible preferred stock, which converted to common stock upon the closing of the Company's initial public offering.

2. INITIAL PUBLIC OFFERING

   On May 7, 1996, the Company completed its initial public offering of common stock. The Company sold 2,500,000 shares of common stock at $8.00 per share with net proceeds to the Company of approximately $17,893,000, after underwriters' discount of $1.4 million and related offering expenses of approximately $707,000. Concurrent with this event, all of the outstanding convertible preferred stock and certain debt of the Company were converted to common shares.

3. INVESTMENTS

   During May and June, the Company invested a substantial portion of the proceeds of its initial public offering in a "maturity ladder" of U.S. Treasury and Agency securities with maturities beyond three months at the time of purchase. These investments are being accounted for as "available-for-sale securities" under Statement of Financial Accounting Standards No. 115. At June 30, 1996, the investments are stated at approximately quoted market value.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27Q of the Securities Act of 1933 and Section 1E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important facotrs. For a discussion of important factors that could affect the Company's results, please refer to the Overview section and financial statement line item discussions below. Readers are also encouraged to refer to the Company's registration statement on Form S-1 filed with the Securities Exchange Commission on May 1, 1996.

OVERVIEW

     Autonomous Technologies Corporation ("Company") is engaged in the design and development of the next generation of excimer laser instruments for surgically correcting myopia and other refractive errors of the human eye, such as hyperopia and astigmatism. The Company's T-PRK(R) System combines high speed, laser radar eye tracking with precisely scanned narrow beam shaping, with the objective of improving refractive surgical outcomes for these conditions over those achieved with radial keratotomy and earlier generation photo refractive keratectomy ("PRK") systems.

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

     The Company is a development stage enterprise. Since inception, the Company has experienced significant operating losses, and as of June 30, 1996, had an accumulated deficit of approximately $11.5 million. To date, the Company has had revenues relating only to research grants, which is an endeavor no longer pursued by the Company. The Company anticipates that its operating losses will continue for the foreseeable future because it plans to expend substantial resources in funding clinical trials, sales and marketing activities, commercial manufacturing, and research and development. The Company expects that research and development expenses will remain at relatively high levels for the foreseeable future due to continued development of the system and algorithms for additional patient indications. Additionally, it expects that both clinical trial costs and sales and marketing costs will escalate as those programs expand to meet the Company's business goals. The foregoing forward looking statements could be affected by certain risks and uncertainties, including: ongoing results from clinical trials; foreign market acceptance of the T-PRK System; and the ability of the Company to ramp up production to adequate levels.

RESULTS OF OPERATIONS

Operating Expenses

Clinical trials expenses were $480,971 and $228,063 in the quarters ended June 30, 1996 and 1995, respectively. Clinical trials expenses were $676,243 and $345,042 in the six months ended June 30, 1996 and 1995, respectively. These increases of 111% and 96% in the quarter and six months, respectively, are due to the Company's addition of staff in the clinical department and the opening of its U.S. clinical trials program in mid-March 1996, which was permitted with the granting of the Company's investigational device exemption by the U.S. Food and Drug Administration on January 3, 1996. Clinical trial expenses are expected to continue to increase.

Research and development expenses were $746,231 and $345,680 in the quarters ended June 30, 1996 and 1995, respectively. Research and development expenses were $1,203,981 and $851,181 in the six months ended June 30, 1996 and 1995, respectively. The increase of 116% and 41% in the quarter and six months, respectively, primarily reflects both the recent growth of the company's production organization and the beginning of parts and component receipts for clinical system builds. Until the production organization begins producing systems for commercial shipment later in 1996, the cost of the production staff and clinical system components will continue to be charged to research and development. Production expenses will continue to increase as the company prepares for commercial production and customer support.

Selling and marketing expenses were $326,876 and $274,891 in the quarters ended June 30, 1996 and 1995, respectively. Selling and marketing expenses were $507,681 and $276,955 in the six months ended June 30, 1996 and 1995, respectively. These increases of 19% and 83% in the quarter and six months, respectively, represent increased compensation expense, primarily to a consultant under a variable compensation plan due to the Company's stock price increase from that used in equivalent prior calculations and due to increased billings for "in-kind" services (non-cash) from CIBA Vision under the terms of the Company's 1995 Strategic Alliance Agreement (in mid-1995, the company received a commitment of $1,000,000 worth of contributed sales and marketing services over three years as part of that Agreement). Selling and marketing expenses will increase as the Company prepares to offer the T-PRK(R) System commercially and increases trade show presence.

General and administrative expenses were $357,378 and $133,623 in the quarters ended June 30, 1996 and 1995, respectively. General and administrative expenses were $739,247 and $274,537 in the six months ended June 30, 1996 and 1995, respectively. These increases of 167% and 169% in the quarter and six months, respectively, are due to increased staffing, including the hiring of an Executive Vice President, Chief Operating Officer and a Vice President, Chief Financial Officer, neither of which were employed by the Company in the 1995 quarter or first half. Additionally the company has incurred other increased costs, such as legal, accounting and insurance fees as the Company's business scope has expanded. G&A costs are not anticipted to increase substantially in the near future.

Other expense of $150,000 for the quarter ended June 30, 1996 related entirely to the accrual being made for the shares that may be issuable in May 1999 to CIBA Vision under the terms of the 1995 Strategic Alliance Agreement. The comparative and initial charge taken was in the prior year's quarter at $75,000. The shares are to be issued unless certain requirements, relating to the accumulated 6% commission on revenues the Company will pay to CIBA Vision, are satisfied. For the six months ended June 30, 1996 and 1995, respectively, the expense was $300,000 and $75,000. This charge will continue on a straight line basis until the determination event in May 1999.

Interest income and interest expense

Interest income was $142,702 and $13,650 in the quarters ended June 30, 1996 and 1995, respectively. The large increase was due to interest income earned for part of the quarter on the proceeds of the initial public offering, which closed on May 7. The Company expects to have interest income that will partially offset operating losses for several fiscal quarters. Interest income for the six months ended June 30, 1996 and 1995, respectively, was $154,459 and $28,921. Interest expense was $4,566 in the quarter ended June 30, 1996 compared with none in the 1995 quarter. This new interest expense is due to new capital lease obligations the Company has assumed for a telephone system and engineering workstations.

Operating and Net Losses

The net effect of the foregoing expense items was that the Company's operating loss increased to $1,923,320, or by 84%, in the quarter ended June 30, 1996, from $1,043,607 in the quarter ended June 30, 1995. The Company's net loss increased to $3,277,917 or by 83%, in the six months ended June 30, 1996, from $1,793,794 in the six months ended June 30, 1995.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents and investments were $16,939,059, $1,339,397 and $492,326 at June 30, 1996, March 31, 1996 and December 31, 1995,
respectively. The substantial increase was primarily due to the addition of the net proceeds of $17,893,000 from the Company's initial public offering, offset by a continued use of cash for operations, capital expenditures in cash of approximately $75,000, and the investment of $750,000 in an advance licensing fee.

As of June 30, 1996, the Company had commitments under blanket and/or long-term purchase orders for material to build T-PRK Systems totalling over $1,000,000. In July 1996, the Company executed a lease for a main office and production facility of 25,000 square feet. The Company anticipates occupying the facility in early 1997. The lease term is ten (10) years with two five year renewal options and termination opportunities at years five and seven in the lease. Base rent under this lease for the first year is $237,500, with annual 3% increases in subsequent years. The lease payments will include rent on up to $500,000 of tenant improvements, including certain outfitting of production areas.

The Company's common stock is quoted on NASDAQ under the symbol "ATCI".

PART II -- OTHER INFORMATION

                      AUTONOMOUS TECHNOLOGIES CORPORATION

Item 1. Legal Proceedings
        -----------------

        None.

Item 2. Changes in Securities
        ---------------------
        On May 7, 1996, the Company's initial public offering was closed with realization of net proceeds of $17,893,000. Concurrent with the closing, the Company's four issued series of preferred stock automatically converted to common as did the Company's outstanding debt to a shareholder, CIBA Vision. As such, all outstanding shares of the Company's stock are now common stock. Some of the unregistered stock has demand or piggyback registration rights.

Item 3. Defaults Upon Senior Securities
        -------------------------------

        Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

        Not Applicable

Item 5. Other Information
        -----------------

        Not Applicable

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        (a) Exhibit 11 - Statement Regarding Computation of Loss per Share.

        (b) Exhibit 27-Financial Data Schedule (for SEC use only).

        (c) No reports on Form 8-K were filed in the three months ended June 30, 1996. A current report on Form 8-K, dated July 19, 1996 and simultaneously filed, was filed pursuant to Item 5. This filing was made in reference to an announcement of the Company's election of a new director, Dr. Richard H. Keates, and appointment of a new officer, George H. Pettit. No financial statements or proforma financial information was filed with this Form 8-K.

                                  SIGNATURES

       Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             AUTONOMOUS TECHNOLOGIES CORPORATION

August 13, 1996

                                                          By: /s/ Monty K. Allen
                                                              ------------------
                                                                  Monty K. Allen
                                      Vice President and Chief Financial Officer
                  (Principal Financial Officer and Principal Accounting Officer)