Form 10-Q
period 1996-09-30
AUTONOMOUS TECHNOLOGIES CORP
filed 1996-11-12
CIK 899381

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended                SEPTEMBER 30, 1996
                              --------------------------------------------------

Commission File Number:                         033-302068
                       --------------------------------------------------------

                      AUTONOMOUS TECHNOLOGIES CORPORATION
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


              520 N. SEMORAN BLVD., SUITE 180, ORLANDO, FL 32807
--------------------------------------------------------------------------------
                   (Address of principal executive offices)


                                (407) 282-1262
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


  Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                          [X] Yes     [   ] No

  On November 7, 1996, there were 6,749,950 shares of the registrant's $.01 par value Common Stock outstanding.

                      AUTONOMOUS TECHNOLOGIES CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                              INDEX TO FORM 10-Q

                                                                                            PAGE
                                                                                      ---------------
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets as of September 30, 1996 and December 31, 1995                                3

Statements of Operations for the three months ended September 30, 1996 and 1995, for the nine months ended September 30, 1996 and 1995, and for the cumulative
 period from inception to September 30, 1996                                                 4

Statements of Cash Flows for the nine months ended September 30, 1996 and 1995,
 and for the cumulative period from inception to September 30, 1996                          5

Notes to Financial Statements                                                                7

Item 2. Management's Discussion and Analysis of Financial Condition and
    Results of Operations                                                                    8


PART II.     OTHER INFORMATION
Item 1.      Legal Proceedings                                                               12
Item 2.      Changes in Securities                                                           12
Item 3.      Defaults Upon Senior Securities                                                 12
Item 4.      Submission of Matters to a Vote of Security Holders                             12
Item 5.      Other Information                                                               12
Item 6.      Exhibits and Reports on Form 8-K                                                12

SIGNATURES                                                                                   14


                      AUTONOMOUS TECHNOLOGIES CORPORATION
                      -----------------------------------
                         (A DEVELOPMENT STAGE COMPANY)

                                BALANCE SHEETS
                                --------------

                                                          (UNAUDITED)
                                                         SEPTEMBER 30,      DECEMBER 31,
                                                             1996              1995
                                                        ---------------------------------
              ASSETS
              ------

CURRENT ASSETS:
 Cash and cash equivalents                              $  1,864,864       $   492,326
 Investments  ( Note 3 )                                  12,644,080                 -
 Restricted investment ( Note 4 )                            162,000                 -
 Prepaid expenses and other assets                            59,435            47,527
                                                        ------------       -----------
    Total current assets                                  14,730,379           539,853
PROPERTY AND EQUIPMENT, net                                  582,644           235,640
ADVANCE LICENSING FEES                                       750,000                 -
OTHER ASSETS                                                 161,447            24,000
                                                        ------------       -----------
    Total assets                                        $ 16,224,470       $   799,493
                                                        ============       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT )
-----------------------------------------------
CURRENT LIABILITIES:
 Accounts payable                                       $    432,606       $   326,527
 Accrued expenses                                            398,975           230,281
 Note payable  (Note 4 )                                     149,431                 -
 Current portion of obligation under
  capital leases                                              54,834             4,469
 Advance from shareholder                                          -         1,000,000
                                                        ------------       -----------
    Total current liabilities                              1,035,846         1,561,277
OBLIGATION UNDER CAPITAL LEASES, less
 current portion                                             135,423            22,832
OBLIGATION UNDER STRATEGIC ALLIANCE AGREEMENT                825,000           375,000
CONVERTIBLE NOTE PAYABLE                                           -         2,405,000
                                                        ------------       -----------
    Total liabilities                                      1,996,269         4,364,109
                                                        ------------       -----------

STOCKHOLDERS' EQUITY (DEFICIT):
 Convertible preferred stock, $1 par value:
  Series A, 0 and 3,354 shares authorized; none and
   3,354 issued and outstanding at September 30, 1996
   and December 31, 1995, respectively                             -             3,354
  Series B, 0 and 1,483 shares authorized;
   none and 1,483 issued and outstanding at September
   30, 1996 and December 31, 1995, respectively                    -             1,483
  Series C, 0 and 2,927 shares authorized; none and
   2,927 issued and outstanding at September 30, 1996
   and December 31, 1995, respectively                             -             2,927
  Series D, 0 and 6,819 shares authorized; none and
    2,456 issued and outstanding at September 30, 1996
    and December 31, 1995, respectively                            -             2,456
 Undesignated series, 1,000,000 shares authorized;
    none issued and outstanding                                    -                 -
 Common stock $.01 par value 15,000,000 shares authorized;
    6,749,950 shares issued and outstanding at September 30,
    1996 and 1,245,000 shares issued and outstanding at
    December 31, 1995                                         67,500            12,450
 Additional paid - in capital                             28,590,646         4,673,362
 Deficit accumulated during the development stage        (14,429,945)       (8,260,648)
                                                        ------------       -----------
   Total stockholders' equity (deficit)                   14,228,201        (3,564,616)
                                                        ------------       -----------
                                                        $ 16,224,470       $   799,493
                                                        ============       ===========

                                      -3-

                      AUTONOMOUS TECHNOLOGIES CORPORATION
                      -----------------------------------
                         (A DEVELOPMENT STAGE COMPANY)

                           STATEMENTS OF OPERATIONS
                           ------------------------

                                  (UNAUDITED)


                                                                                                 Cumulative
                                             Three Months Ended        Nine Months Ended       from Inception
                                          -----------------------   -----------------------   (July 23, 1985)
                                            Sept. 30,   Sept. 30,    Sept. 30,  Sept. 30,       to Sept. 30,
                                              1996        1995         1996       1995              1996
                                          ----------   ----------   ----------   ----------   ---------------
REVENUES FROM RESEARCH GRANTS             $        -   $        -   $        -   $        -       $ 3,450,517

OPERATING EXPENSES:
  Costs of revenues from research grants           -            -            -            -         3,465,596
  Clinical trials                            477,282       80,227    1,153,525      425,269         2,327,990
  Research and development                 1,457,410      597,871    2,661,391    1,449,052         6,493,766
  Selling and marketing                      281,158       65,773      788,839      342,728         1,559,874
  General and administrative                 457,242      334,125    1,196,489      608,662         3,370,787
  Other expenses                             431,468      150,000      731,468      225,000         1,106,468
                                          ----------   ----------   ----------   ----------       -----------
OPERATING LOSS                             3,104,560    1,227,996    6,531,712    3,050,711        14,873,964

OTHER INCOME (EXPENSE):
  Interest income                            224,693       12,837      379,152       41,758           502,789
  Interest expense                           (11,513)           -      (16,737)           -           (53,998)
                                          ----------   ----------   ----------   ----------       -----------
LOSS BEFORE INCOME TAXES                   2,891,380    1,215,159    6,169,297    3,008,953        14,425,173
INCOME TAXES                                       -            -            -            -            (4,772)
                                          ----------   ----------   ----------   ----------       -----------
NET LOSS                                  $2,891,380   $1,215,159   $6,169,297    $3,008,953      $14,429,945
                                          ==========   ==========   ==========   ===========      ===========

LOSS PER SHARE:
  Net loss per share                      $    (0.43)  $    (0.98)  $    (1.19)   $    (1.09)
                                          ==========   ==========   ==========    ==========
Weighted average common and common
  equivalent shares used in computing
  net loss per share                       6,749,950    1,245,000    5,164,668     2,770,900
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

                      AUTONOMOUS TECHNOLOGIES CORPORATION
                      -----------------------------------
                         (A DEVELOPMENT STAGE COMPANY)

                           STATEMENTS OF CASH FLOWS
                           ------------------------

                                  (UNAUDITED)

                                                                    NINE MONTHS ENDED        From Inception
                                                                                             (July 23, 1985)
                                                             September 30,     September 30,  to September 30,
                                                                 1996             1995            1996
                                                           ---------------    -------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                   $ (6,169,297)     $(3,008,953)  $(14,429,945)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
   In-kind services provided by shareholder                       312,636          132,089        532,784
   Compensation expense related to
    employee stock options                                        169,978                -        550,604
   Compensation expense related to
    common stock placed in escrow for
    future services                                                     -           24,050         24,050
   Convertible preferred stock issued
    for services                                                        -                -        162,500
   Depreciation and amortization                                  113,265           28,392        318,346
   Changes in assets and liabilities:
    (Increase)decrease in prepaid
     expenses and other assets                                   (164,728)           8,744       (206,255)
    Increase in advance licensing fees                           (750,000)               -       (750,000)
    (Decrease)increase in accounts payable                        106,079          231,608        432,606
    (Decrease)increase in accrued expenses                        168,694          168,806        398,975
    Increase in obligation under
     strategic alliance agreement                                 450,000          225,000        825,000
                                                             ------------      -----------   ------------
    Net cash used in operating                                 (5,763,373)      (2,190,264)   (12,141,335)
     activities                                              ------------      -----------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                            (268,251)         (69,216)      (680,658)
 Restricted cash investment made                                 (162,000)               -       (162,000)
 Investments made                                             (14,144,080)               -    (14,144,080)
 Investment proceeds                                            1,500,000                -      1,500,000
                                                             ------------      -----------   ------------
 Net cash used in investing activities                        (13,074,331)         (69,216)   (13,486,738)
                                                             ------------      -----------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from issuance of
  convertible preferred stock                                   2,181,500                -      6,002,708
 Proceeds from issuance of common
  stock, net of issuance costs                                 17,893,000                -     17,980,500
 Proceeds from note payable                                       162,000                -        162,000
 Payment of obligations under capital
  leases and note payable                                         (28,131)               -        (29,144)
 Advance from shareholder                                               -        1,000,000      1,000,000
 Proceeds from issuance of convertible
  note payable                                                          -                -      2,405,000
 Proceeds from long-term debt                                           -                -        200,000
 Repayment of long-term debt                                            -                -       (200,000)
 Stock issuance costs incurred                                          -          (69,082)             -
 Other, net                                                         1,873                -        (28,127)
                                                             ------------      -----------   ------------
Net cash provided by financing
    activities                                                 20,210,242          930,918     27,492,937
                                                             ------------      -----------   ------------

                                  -continued-






NET INCREASE (DECREASE) IN CASH           1,372,538   (1,328,562)   1,864,864
                                         ----------  -----------   ----------

CASH, beginning of period                   492,326    1,713,520            -
                                         ----------  -----------   ----------

CASH, end of period                      $1,864,864  $   384,958   $1,864,864
                                         ==========  ===========   ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
    Noncash transaction -
     Equipment acquired under
      capital leases                     $  178,518            -   $  206,832
    Interest paid                        $   16,737            -   $   53,998

       The accompanying notes are an integral part of these statements.

                      AUTONOMOUS TECHNOLOGIES CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

                              SEPTEMBER 30, 1996

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

   Fully diluted loss per share is not presented due to the anti-dilutive effect (i.e. the effect of reducing loss per share)of the Company's convertible preferred stock, which converted to common stock upon the closing of the Company's initial public offering, stock options and warrants.

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

3. INVESTMENTS

   The Company's investments consist of U.S. Treasury and Agency securities with maturities beyond three months at the time of purchase. These investments are being accounted for as "available-for-sale securities" under Statement of Financial Accounting Standards No. 115. At September 30, 1996, the investments are stated at approximately quoted market value.

4. RESTRICTED INVESTMENT

   The Company has pledged a certificate of deposit (CD) as collateral for a note payable to a bank. The CD is classified as a restricted investment in the financial statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27Q of the Securities Act of 1933 and Section 1E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of important factors that could affect the Company's results, please refer to the Overview section and financial statement line item discussions below. Readers are also encouraged to refer to the Company's registration statement on Form S-1 filed with the Securities Exchange Commission on May 1, 1996 and it's subsequent quarterly reports preceding this one.

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

   The Company is a development stage enterprise. Since inception, the Company has experienced significant operating losses, and as of September 30, 1996, had an accumulated deficit of approximately $14.4 million. To date, the Company has had revenues relating only to research grants, which is an endeavor no longer pursued by the Company. The Company anticipates that its operating losses will continue for the foreseeable future because it plans to expend substantial resources in funding clinical trials, sales and marketing activities, commercial manufacturing, and research and development. The Company expects that research and development expenses will remain at relatively high levels for the foreseeable future due to continued development of the system and algorithms for additional patient indications. Additionally, it expects that both clinical trial costs and sales and marketing costs will escalate as those programs expand to meet the Company's business goals. The foregoing forward looking statements could be affected by certain risks and uncertainties, including: ongoing results from clinical trials; foreign market acceptance of the T-PRK System; the ability of the Company to ramp up production to adequate levels; and the outcome of litigation the Company is pursuing in order to establish certain claims in the U.S. and Canada.

RESULTS OF OPERATIONS

Operating Expenses

Clinical trials expenses were $477,282 and $80,227 in the quarters ended September 30, 1996 and 1995, respectively. Clinical trials expenses were $1,153,525 and $425,269 in the nine months ended September 30, 1996 and 1995, respectively. These increases of 495% and 171% in the quarter and nine months, respectively, are due to the Company's addition of staff in the clinical department and the expansion of clinical trials with the opening of its U.S. clinical trials program (Phase II) in mid-March 1996. The Company's approval from the FDA to proceed to Phase III clinical trials in the U.S. was granted in mid-September and the Phase III clinical program commenced in October with the first such surgeries. Clinical trial expenses are expected to continue to increase.

Research and development expenses were $1,457,410 and $597,871 in the quarters ended September 30, 1996 and 1995, respectively. Research and development expenses were $2,661,391 and $1,449,052 in the nine months ended September 30, 1996 and 1995, respectively. The increase of 144% and 84% in the quarter and nine months, respectively, primarily reflects both the recent growth of the company's production organization and the beginning of parts and component receipts for clinical system builds. Until the production organization begins producing systems for commercial shipment, the cost of the production staff and clinical system components will continue to be charged to research and development. Production costs will continue to increase as the company prepares for commercial production and customer support.

Selling and marketing expenses were $281,158 and $65,773 in the quarters ended September 30, 1996 and 1995, respectively. Selling and marketing expenses were $788,839 and $342,728 in the nine months ended September 30, 1996 and 1995, respectively. The increase of 327% in the quarter is due primarily to increased billings for "in-kind" services (non-cash) from CIBA Vision under the terms of the Company's 1995 Strategic Alliance Agreement (in mid-1995, the company received a commitment of $1,000,000 worth of contributed sales and marketing services over three years as part of that Agreement). The increase of 130% in the nine months represents both increased "in-kind" billings and compensation expense, primarily to a consultant under a variable compensation plan. Selling and marketing expenses will increase as the Company prepares to offer the T-PRK(R) System commercially and increases trade show presence.

General and administrative expenses were $457,242 and $334,125 in the quarters ended September 30, 1996 and 1995, respectively. General and administrative expenses were $1,196,489 and $608,662 in the nine months ended September 30, 1996 and 1995, respectively. These increases of 37% and 97% in the quarter and nine months, respectively, are due to increased staffing, including the hiring of an Executive Vice President, Chief Operating Officer at the end of the 1995 quarter and a Vice President, Chief Financial Officer during the 1995 quarter. Additionally the company has incurred other increased costs, such as legal, accounting and insurance fees as the Company's business scope has expanded. G&A costs are not anticipated to increase substantially in the near future.

Other expenses were $431,468 and $150,000 in the quarters ended September 30, 1996 and 1995, respectively. Other expenses were $731,468 and $225,000 in the nine months ended September 30, 1996 and 1995, respectively. The increase in the quarter is due primarily to patent related-legal costs that began in the 1996 quarter. Other expenses also includes an accrual that began in May 1995 for the shares that may be issuable in May 1999 to CIBA Vision under the terms of the 1995 Strategic Alliance Agreement. The shares are to be issued unless certain requirements, relating to the accumulated 6% commission on revenues the Company will pay to CIBA Vision, are satisfied.

The aforementioned patent related legal costs are due to the fact that the Company has filed actions against Pillar Point Partners in the U.S. and VISX, Inc. in Canada seeking a declaratory judgment that the Company does not infringe on certain patents held by the defendants. VISX has sued the Company in London, England alleging that the Company infringed on certain European Community patents held by VISX. The Company is aggressively defending the lawsuit brought by VISX in London. As a result of these actions, the Company anticipates that it will incur significant expenses consisting primarily of legal fees, expert witness fees and related expenses. These expenses could amount to over $100,000 per month for the foreseeable future depending on whether or not these matters can be settled or when the trials will be held concerning these matters. The Company believes that it does not infringe on the VISX or Pillar Point Partners apparatus patents and that it must aggressively assert this position in order to bring its products to the commercial markets in the United States, Canada and the European Community.

Interest income and interest expense

Interest income was $224,693 and $12,837 in the quarters ended September 30, 1996 and 1995, respectively. The large increase was due to interest income earned since mid-May on the proceeds of the Company's initial public offering. The Company expects to have interest income that will partially offset operating losses for several fiscal quarters. Interest income for the nine months ended September 30, 1996 and 1995, respectively, was $379,152 and $41,758. Interest expense was $11,513 in the quarter ended September 30, 1996 compared with none in the 1995 quarter. The majority of this new interest expense is due to new capital lease obligations the Company has assumed since late 1995 to fund capital expenditures.

Operating and Net Losses

The net effect of the foregoing expense items was that the Company's operating loss increased to $2,891,380, or by 138%, in the quarter ended September 30, 1996, from $1,215,159 in the quarter ended September 30, 1995. The Company's net loss increased to $6,169,297 or by 105%, in the nine months ended June 30, 1996, from $3,008,953 in the nine months ended September 30, 1995.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents and investments were approximately $14,500,000 and $500,000 at September 30, 1996 and December 31, 1995,
respectively. The substantial increase was primarily due to the addition of the net proceeds of slightly over $20,000,000 from the Company's initial public offering and sales of preferred stock, offset by a continued use of cash for operations of approximately $6,000,000. The Company's use of cash resources to fund operations will continue into the foreseeable future.

As of September 30, 1996, the Company had commitments under blanket and/or long-term purchase orders for material to build T-PRK Systems totaling over $1,000,000. In July 1996, the Company executed a lease for a main office and production facility of 25,000 square feet. The Company anticipates occupying the facility in March 1997. The lease term is ten (10) years with two five year renewal options and termination opportunities at years five and seven in the lease. Base rent under this lease for the first year is $237,500, with annual 3% increases in subsequent years. The lease payments will include rent on up to $500,000 of tenant improvements, including certain outfitting of production areas.


The Company's common stock is quoted on NASDAQ under the symbol "ATCI".

PART II -- OTHER INFORMATION              AUTONOMOUS TECHNOLOGIES CORPORATION

Item 1. Legal Proceedings
        -----------------

        On October 24, 1996, the Company filed suit in Federal Court of Canada, Trial Division (Court File No. T-2358-96) against VISX, Inc. VISX, Inc. is the holder of certain Canadian Letters patents (#1,243,732 and 1,271,813) relating to refractive laser surgery. The complaint seeks a declaratory judgment of non-infringement or invalidity, or both, with regard to the Company's T-PRK system.

        On October 24, 1996, the Company filed suit in the United States District Court for the District of Delaware (Civil Action No. 96-515) against Pillar Point Partners, Summit Technologies, Inc., VISX, Inc., Summit Partner, Inc. and VISX Partner, Inc. The defendants hold a portfolio of U.S. patents (including U.S. patent #4,718,418) relating to refractive laser surgery. The complaint seeks a declaratory judgment of non-infringement, invalidity, and/or unenforceability, with regard to the Company's T-PRK system.

        Reference is made to the Company's filing on Form 8-K dated October 25, 1996 for additional information regarding these complaints.

Item 2. Changes in Securities
        ---------------------

        None.

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

        Not Applicable

Item 5. Other Information
        -----------------

        Not Applicable

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        (a) Exhibit 3 - Third Amended and Restated Articles of Incorporation filed with the Florida Department of State on September 10, 1996.

  (b) Exhibit 10 - Real property lease by and between Orlando TechCenter II and the Company dated as of June 1, 1996 and made effective with the issuance of building permits on October 14, 1996.

  (c) Exhibit 11 - Statement re:  computation of loss per share

  (c) Exhibit 27 - Financial Data Schedule (for SEC use only).

  (d) Exhibit 99
      A current report on Form 8-K, dated July 19, 1996 and simultaneously filed, was filed pursuant to Item 5. This filing was made in reference to an announcement of the Company's election of a new director, Dr. Richard
      H. Keates, and appointment of a new officer, George H. Pettit. No financial statements or proforma financial information was filed with this Form 8-K.

      A current report on Form 8-K, dated October 25, 1996 and simultaneously filed, was filed pursuant to Item 5. This filing was made in reference to the announcement by the Company that it was commencing litigation against VISX, Inc. in Canada and Pillar Point Partners in the U.S. regarding claims of non-infringement and unenforceability of certain intellectual property held by the respective defendants. No financial statements or proforma financial information was filed with this Form 8-K.

                                  SIGNATURES

    Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             AUTONOMOUS TECHNOLOGIES CORPORATION

November 12, 1996

                                                  By: /s/ Monty K. Allen
                                                         ---------------
                                                          Monty K. Allen
                              Vice President and Chief Financial Officer
           (Principal Financial Officer and Principal Accounting Officer)