Form 10-K
period 1996-12-31
AUTONOMOUS TECHNOLOGIES CORP
filed 1997-03-21
CIK 899381

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-K
  (Mark One)
    [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended December 31, 1996

                                      OR
    [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

            For the transition period from __________ to __________

                         COMMISSION FILE NO. 333-2068
                      AUTONOMOUS TECHNOLOGIES CORPORATION
            (Exact Name of Registrant as Specified in its Charter)

             FLORIDA                                   59-2554729
  (State or other jurisdiction          (I.R.S. Employer Identification No.)
  of incorporation or organization)

  520 N. SEMORAN BLVD., SUITE 180                        32807
          ORLANDO, FLORIDA                            (ZIP CODE)
  (Address of Principal Executive Offices)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (407) 282-1262

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                    Name of Each Exchange
       Title of Each Class                           on Which Registered
       -------------------                          ---------------------
   COMMON STOCK, $.01 PAR VALUE                   NASDAQ NATIONAL MARKET SYSTEM

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                     NONE
                                _______________

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of Common Stock held by non-affiliates of the Registrant on February 28, 1997 was approximately $27,393,702 based on the last sales price reported for such date on the NASDAQ National Market System. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant, have been excluded in that such persons may be deemed to be affiliates. On February 28, 1997, there were 6,871,729 shares of Common Stock issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for its 1997 Annual Meeting of stockholders to be filed on or prior to April 25, 1997, are incorporated by reference into Part III of this Form 10-K.

===============================================================================

      Autonomous Technologies Corporation:  1996  10-K  TABLE OF CONTENTS
                                            -----------------------------
ITEM 1. BUSINESS............................................................2

 Overview...................................................................2
 Product - the T-PRK........................................................3
 Market in the United States................................................4
 The Company's Business Strategy and Distribution Plans.....................4
 Background Information on Refractive Surgery...............................6
 Clinical Trials............................................................7
 Research and Development...................................................9
 Manufacturing.............................................................10
 Sales and Marketing.......................................................11
 Competition...............................................................11
 Relationship with CIBA....................................................13
 Patents and Proprietary Intellectual Property.............................13
 Pillar Point Partners; Other Licenses.....................................14
 Government Regulation.....................................................15
 Product Liability and Insurance...........................................16
 Employees.................................................................17
   Executive Officers and Directors of the Registrant......................17
   Other Key Personnel of the Registrant...................................20

ITEM 2. PROPERTIES.........................................................21

ITEM 3. LEGAL PROCEEDINGS..................................................21

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................22

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND
RELATED STOCKHOLDER MATTERS................................................23

ITEM 6. SELECTED FINANCIAL DATA............................................24

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS......................................................25

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................30

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURES......................................................30

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................31

ITEM 11. EXECUTIVE COMPENSATION............................................31

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....31

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................31

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K..34

SIGNATURES.................................................................36

INDEX TO FINANCIAL STATEMENTS..............................................37

                                    PART I

ITEM 1.  BUSINESS


This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of important factors that could affect the Company's results, please refer to the Overview section and financial statement line item discussions set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

Autonomous Technologies Corporation ("Autonomous" or the "Company"), a Florida corporation formed in 1985, has been engaged since 1993 in the design and development of the next generation of excimer laser instruments for laser vision correction ("LVC") to reduce or eliminate a person's dependence on eyeglasses or contact lenses. The Company's technology combines eye tracking with a narrow beam excimer laser to treat common refractive vision disorders such as myopia (nearsightedness), hyperopia (farsightedness) and astigmatism (blurred vision). The Company's objective is to improve refractive surgical outcomes for these conditions over those achieved by earlier LVC systems.

Vision correction is one of the largest medical markets, with over 130 million people in the United States using eyeglasses or contact lenses. Within this group, approximately 60 million people are myopic. Industry sources estimate that Americans spend approximately $13 billion on eyeglasses, contact lenses and other vision correction products and services each year.

In 1994, the Company entered into a strategic alliance with CIBA Vision Group Management, Inc. ("CIBA"), a subsidiary ultimately of Novartis, Ltd. of Basel, Switzerland, for the worldwide co-promotion of the T-PRK System. To date, CIBA has invested an aggregate of approximately $5 million in cash and $670,000 in services in the Company. As a result of this investment, CIBA owns approximately 18% of the Company's Common Stock, not including shares that may be issuable to CIBA in 1999. See "Item 13. - Certain Relationships and Related Transactions." With experience in physician and retail marketing and the second largest worldwide market share for contact lens and lens care products, CIBA provides the Company with credibility and awareness in both the ophthalmic and consumer markets. Under the strategic alliance, the Company plans to operate its sales force out of CIBA facilities worldwide and to utilize co-promotion strategies, such as product tie-ins, joint advertising and shared exhibit space, on a project-by-project basis. The Company retains the worldwide marketing rights for its T-PRK System.

The Company's marketing strategy is designed to broaden the penetration of the T-PRK System in the refractive surgery market by significantly reducing the up-front cost to the ophthalmologist of current PRK systems. This marketing strategy would allow physicians to utilize the T-PRK System by paying an advance procedure fee for the equipment and paying a per procedure service fee thereafter. In 1996, the Company and CIBA updated a market research project originally performed in 1995 with 248 physicians in six countries, half of whom are currently performing PRK. The physicians responded with significant interest in both the concept of the T-PRK System and the pricing strategy of lower up-front costs and higher procedure fees. The Company may, however, elect to change this marketing strategy on a country-by-country basis depending on applicable law and regulation, tax considerations, and competitive conditions.

PRODUCT - THE T-PRK

The Company's T-PRK(R) (tracker-assisted photorefractive keratectomy) technology combines high speed, laser radar eye tracking ("LADARVision"(R)) with narrow beam shaping to form its new and proprietary technology platform. The T-PRK System is designed to address a need for sophisticated eye tracking to compensate for saccadic eye movement during surgery. Saccadic eye movements are very rapid, involuntary and random in amplitude and direction and are not suppressed or reduced by medication used during LVC. These eye movements degrade LVC predictability and visual quality. The Company believes that the T-PRK System provides higher accuracy ablation by virtually eliminating decentration and shaping error caused by eye movement. Additionally, the narrow beam excimer provides a smooth ablation, and the Company's algorithms and shaping apparatus offer high speed to minimize surgical duration while retaining high pointing accuracy to achieve predictable shaping.

The Company believes the T-PRK System will yield more stable, predictable results with less post-operative regression, potentially improving visual quality and clinical outcomes for low to moderate myopia compared to first generation excimer laser PRK systems manufactured and sold by competitors. The Company is currently conducting its Phase III U.S. clinical trials for low to moderate myopia and astigmatism. Data from T-PRK clinical trials to date, through Phase II trials, are supportive of improved stability and predictability for low to moderate myopia patients. Further, the Company believes extensions of its T-PRK technology platform may yield even greater improvements in patient results for vision disorders that require more complex corneal reshaping such as hyperopia, astigmatism and the many combinations of hyperopic and myopic sphere and astigmatism. As the number of patients treated in Phase III clinical trials increases, there can be no assurances that the data generated will show the same amount of improved clinical outcomes as the data generated in the earlier stages of the Company's clinical trials.

The T-PRK optical system includes many proprietary features. The LADARVision eye tracker measures and adjusts more than 4,000 times per second. The T-PRK System's narrow beam excimer moves over the cornea very rapidly and with high accuracy. This feature allows complex shaping algorithms to be implemented with a much smaller laser device while minimizing surgical duration.

The T-PRK System may offer advantages over current excimer laser PRK systems in manufacturing, installation and maintenance costs. The system is compact: all circuitry and systems are contained in the patient bed and overhead arm. The narrow beam excimer requires less energy and is designed to be more reliable and easier to service, all of which tend to reduce life cycle costs. Finally, the Company has been granted a U.S. patent on it's laser cartridge approach, which offers the potential for simple field replacement conceptually similar to replacing a toner cartridge for a laser printer.

The Company's proprietary software in the T-PRK System is a user friendly, Windows/R/-based/1/, graphical user interface incorporating high resolution, real-time imaging of both the tracked and untracked eye images. The software is designed with full patient database features with unique eye tracker information available to identify and count surgical procedures on humans without confusion with test ablations.

MARKET IN THE UNITED STATES

The principal market for LVC is the correction of refractive vision disorders such as myopia, hyperopia and astigmatism. Estimates from trade publications indicate that more than 130 million people in the United States wear eyeglasses or contact lenses to correct refractive vision disorders, and 60 million are myopic. Of these, approximately 80% have myopia from 1 to 7 diopters, the level of myopia for which the U.S. Food & Drug Administration ("FDA") has currently approved PRK treatment. In the United States alone, consumers spend approximately $13 billion on eyeglasses, contact lenses and other vision correction products and services each year. The Company believes a receptive segment of the consumer market to LVC will be contact lens wearers and eyeglass wearers who were unsuccessful at wearing contact lenses, because they have already pursued an alternative to eyeglasses. Approximately 26 million people in the United States wear contact lenses, and nearly an equal number have discontinued contact lens use.

Calendar 1996 was the first full year that LVC systems were on the U.S. commercial market following the first pre-market approvals ("PMAs") issued by the FDA to two of the Company's competitors. The Company believes that between 70,000 and 100,000 LVC procedures were done in the U.S. during 1996. It is believed that consumer awareness of the availability of LVC will increase now that it is commercially available and radio and print advertising is being distributed. It is also believed that ophthalmologists will accelerate their efforts to secure access to an LVC system, obtain the requisite training, and offer the procedure to their patients and referral sources such as optometrists. The Company believes many ophthalmologists are seeking new sources of practice revenue as a result of a decline in Medicare reimbursement for cataract surgery. Refractive surgery offers practitioners what the Company believes is the largest single new revenue opportunity for their practices in the near future.

Currently, the prevailing price of an LVC procedure to a consumer is $1,500 to $2,000 per eye, although there is significant price variation by national and local market. Vision correction is typically paid for by the individual receiving treatment (patient pay) and does not rely on reimbursement from governmental or private health care payers.

THE COMPANY'S BUSINESS STRATEGY AND DISTRIBUTION PLANS

The Company's objective is to become the leader in the treatment of refractive vision disorders through the commercialization of its T-PRK System. The principal elements of the Company's strategy are as follows:

------------------------------
/1/ Windows/R/ is a registered trademark of Microsoft Corporation

 . Seek Market Acceptance Through Innovative Marketing Strategy. In order to broaden market acceptance of the T-PRK System, the Company has developed an innovative marketing strategy which is directed toward reducing the initial cost to the ophthalmologist. Under the Company's marketing approach, the physician would pay an advance procedure fee as well as an ongoing per procedure service fee. This approach permits the physician to obtain the T-PRK System without either a substantial capital investment or the risk that the equipment and technology purchased will become obsolete, both of which can create barriers to physician acceptance. The Company believes that this marketing strategy may appeal to physicians who have already purchased a first generation PRK instrument and have established an LVC business component to their practice but wish to utilize the advanced features contained in the Company's T-PRK System, as well as physicians who have been reluctant to commit to LVC because of the high up-front costs.

 . Prepare for United States Market Penetration Through Targeted Foreign Sales. Although the Company cannot commercialize its T-PRK System in the United States until it has received its PMA from the FDA, the Company is beginning to develop consumer and physician awareness of the T-PRK System and its potential advantages over first generation PRK technology through initial product placement outside the United States. Initial foreign sales are being targeted to opinion leaders in the ophthalmic communities in their respective countries. The Company believes that its strategic alliance with CIBA will reduce the cost and risk of undertaking foreign sales and marketing activities. The Company believes that these foreign marketing activities will facilitate entry into the United States market once the PMA is received.

 . Accelerate Clinical Trials. The Company has conducted a strategy of accelerating the completion of the regulatory process by conducting concurrent trials at a select group of institutions in the United States and one in Europe that have had prior clinical trial experience in the use of excimer lasers for LVC. By concentrating its efforts in a limited number of experienced institutions and conducting extensive data review and site audits, the Company believes that it can attain better accountability over the clinical process and ensure high data integrity. The Company believes a combination of highly accountable data with efficacious results will expedite the regulatory review process and support near term marketing efforts.

 . Leverage Technology Platform to Expand Indications for Use. The Company plans to pursue additional clinical indications for its T-PRK System, such as hyperopia, astigmatism, presbyopia (need for bifocals or reading glasses) and LASIK (see page 7). In December of 1996, the Company was granted its request to expand its currently ongoing Phase III trial to include astigmatism and higher levels of myopia (up to 10 diopters). The Company believes that its proprietary combination of eye tracking and narrow beam laser technology is well suited to addressing these additional indications, and that its existing T-PRK System could be adapted for additional indications with software upgrades.

BACKGROUND INFORMATION ON REFRACTIVE SURGERY

The Human Optical System and Refractive Errors. The human eye uses the cornea and lens to focus, or refract, light through a variable aperture opening onto the retina on the back of the eye. The retina conducts the refracted image to the optic nerve which carries the resultant image to the brain for response. In a substantial proportion of the population, the natural refraction of the eye is imprecise to some degree, called "refractive error." This natural error is the result of the focal point of the image not falling precisely on the curvi-linear plane of the retina. Such natural refractive error is typically caused by variations in eye length. In many cases this condition requires refractive correction with eyeglasses or contact lenses. Should the focal point be in front of the retina, the result is myopia. Should the focal point be behind the retina, the result is hyperopia. Astigmatism is the refractive error that can accompany either myopia or hyperopia or be a stand-alone disorder relating to differences between horizontal and vertical visual performance.

Refractive Surgical Techniques. In the 1970's, a number of ophthalmologists hypothesized that refractive errors in the human eye could be corrected surgically by reshaping the cornea since the corneal curvature accounts for a substantial amount of the refractive power in the human eye. Subsequently, various surgical techniques were developed, each of which shows some degree of efficacy but also exhibits various side effects. The primary surgical techniques are as follows:

     RADIAL KERATOTOMY: Radial Keratotomy ("RK") uses a diamond-edged scalpel to cut a varying number of radial incisions in order to reshape the cornea. Although some practitioners have achieved a moderate degree of accuracy with RK, significant variability has been noted from surgeon to surgeon, and a number of clinical problems remain. In 1985, the National Eye Institute began a longitudinal study, Prospective Evaluation of Radial Keratotomy ("PERK"), that was completed in 1994. The PERK study showed that 43% of RK patients did not have a stable surgical outcome over time. Specifically, refractive error for many patients continued to shift, usually towards hyperopia, after the procedure. PERK did demonstrate, however, that RK could initially bring about 85% of patients, within a defined vision disorder, to a visual acuity of 20/40 or better. Visual acuity of 20/40 is what many states consider the maximum visual disorder allowed to qualify for a driver's license without corrective lenses. Because RK is a surgical procedure that does not use any instrument or device other than a scalpel, it is not regulated by the FDA.

     PRK: PRK uses a non-thermal, ultraviolet excimer laser to surgically remove, or ablate, sub-micron layers of tissue to reshape the cornea. While results with PRK have been somewhat better than RK, as defined by the percentage of patients achieving 20/40 vision or better, problems in early generation technologies have been observed such as regression, haze, halos and reduced night vision. PRK systems are medical devices regulated in the United States by the FDA. At this time, only two companies, Summit Technologies and VISX, Inc., have been granted a United States PMA for PRK systems. Additional PMA'S can be anticipated during 1998.

     For patients who undergo PRK surgery, the re-growth of the epithelium in the two to five days post-operatively is the cause of moderate discomfort. Additionally, the corneal ablation engenders wound healing which is sometimes a cause of post-operative regression. As a result, the laser in-situ keratomileusis ("LASIK") procedure was developed. In the LASIK procedure, the front edge of the cornea is cut across its face and laid back with an attachment (a corneal flap) to reveal the corneal "bed" or stroma. An excimer laser then ablates tissue to reshape the stroma. The procedure is completed by replacing the corneal flap. In contrast to first generation PRK, early LASIK clinical results show faster return to best corrected visual acuity, more stable results within the first year, increased predictability for higher degrees of myopia and decreased patient discomfort. However, due to the mechanical complexity required to cut the very thin (150 micron) corneal flap, additional complications unique to LASIK are sometimes reported. Many physicians feel that additional industry studies will be required to be able to assess the risk vs. reward characteristics of the LASIK procedure.

CLINICAL TRIALS

FDA guidelines prescribe steps or phases of clinical testing for excimer refractive surgical systems. During Phase I, the device manufacturer conducts feasibility studies to confirm design and operating parameters. During Phase II, the manufacturer attempts to rule out major safety risks and assure reasonable stability of results and may make minor modifications to the device and treatment protocols. During Phase III, the manufacturer provides reasonable safety and efficacy assurances of the final device to be submitted for PMA by virtue of treating an expanded patient population.

The Company conducted pre-clinical trials with the T-PRK System in late 1994 in primates. In January 1995, the Company began a Phase I trial on five blind eyes, closely followed by a Phase IIa sighted eye study under the direction of Dr. Ioannis Pallikaris, an associate professor of ophthalmology at the University of Crete, Greece and co-inventor of the LASIK procedure. A total of 53 eyes of 53 patients were treated in Phase IIa trials from January through July 1995. Dr. Pallikaris also conducted some of the Company's Phase IIb trials for the Company at the University of Crete. The eyes treated in Crete (99) had a mean pre-operative refraction of -4.24 diopters. The most current data regarding uncorrected visual acuity ("UCVA") of these patients is presented below. UCVA is the primary measure the FDA uses to assess efficacy of the LVC procedure.

The following bar chart expresses the Company's Phase IIb clinical results from Greece (n denotes the number of patients out of the 99 that have reached the indicated month "M" of post-operative evaluation):

             PHASE II B - GREECE
          UNCORRECTED VISUAL ACUITY
                  % OF EYES


             20/20    20/25    20/32    20/40
             -----    -----    -----    -----
6M (n=94)     70%      87%      99%      100%

9M (n=55)     76%      89%      98%      100%

12M (n=30)    80%      93%     100%      100%


The Company has also conducted a Phase II confirming trial in the U.S. under the direction of Dr. Marguerite McDonald, the Company's Medical Director. In that trial, the mean pre-operative refraction of the 45 patients was -3.00 diopters. The most current data regarding the UCVA of these patients is presented below
(n denotes the number of patients out of the 99 that have reached the indicated month "M" of post-operative evaluation):


     PHASE II - U.S. RESULTS
    UNCORRECTED VISUAL ACUITY
           % OF EYES


             20/20    20/25    20/32
             -----    -----    -----
1M (n=44)     82%      91%     100%

3M (n=42)     83%      93%      98%

6M (n=37)     92%      97%     100%

9M (n=28)     93%     100%     100%

The FDA's primary measure of safety regarding LVC is the best corrected visual acuity ("BCVA"), or the percentage of patients treated who lose the ability to read as far down the standard Snellen eye chart post-operatively as they previously could. The FDA has concluded that a 2 line (or more) loss on the Snellen eye chart is a compromise of visual function. The Company had no patients with a loss of 2 lines or more in either the Greek Phase IIa or b or U.S. Phase II trial at the 12 month post-operative refractions in Greece and the 9 month post-operative refractions in the U.S.

Another key part of the information for the FDA about an LVC system is the stability of results for patients. The mean manifest refraction in both the Greek and U.S. trials did not change more than 0.1 diopters in any three month post-operative interval.

In mid-1996, the Company submitted its aggregate Phase II results to the FDA with a request to enter Phase III trials. In September the Company was approved to open its Phase III trial for low myopia (up to 6 diopters) at up to 7 sites on up to 500 eyes. Surgeries began in October 1996. Through February 28, 1997, the Company has completed surgeries on approximately 236 patients. In December 1996, the FDA granted the Company's request to expand the Phase III trial to include astigmatism and higher levels of myopia in the same population of Phase III patients.

See "Business - - Other Key Personnel of the Registrant"

RESEARCH AND DEVELOPMENT

The Company has expended approximately $13.7 million on research and development efforts for its T-PRK technology platform. This includes $3+ million in United States government research and development grants in laser radar technology for military use the Company received between 1985 and 1993, and over $10 million in financing allocated directly to T-PRK development since February 1993. During the last two fiscal years, the company expended $7.5 million of this $10 million.

The research and development plan leverages the T-PRK technology platform to address a wider range of indications including astigmatism, hyperopia and the many combinations of hyperopic and myopic sphere and astigmatism (cylinder). The Company believes that the T-PRK System will address these indications via the implementation of proprietary shaping algorithms with precise blend zones. The algorithm development and laboratory testing is complete for hyperopia and the simultaneous correction of sphere and cylinder in random combinations with clinical trials planned for those indications to begin in during the coming year.

Tracker-assisted LASIK ("T-LASIK"(TM)) is under development to incorporate the eye tracking capability of T-PRK in the LASIK procedure. First, T-LASIK intends to assist and improve the surgeon's placement of the LASIK microkeratome on the center of the cornea prior to cutting a flap. Second, T-LASIK is being designed to automatically center (by tracking) the laser ablation in the stromal bed after it is exposed by the cutting of a flap. Although LASIK is a non-regulated procedure, the FDA maintains that for LVC equipment manufacturers (including the

Company) to make claims regarding the performance of LASIK, the equipment manufacturer must conduct a Phase III clinical evaluation of the equipment used in conjunction with the procedure.

The Company is actively developing CustomCornea(TM), a patent pending technology designed to further extend the precision and flexibility of T-PRK by incorporating advanced eye measurement technology to determine the more subtle errors of the human visual system and generate custom ablation patterns ideally suited for each patient. CustomCornea is intended to offer correction of the degrading effects of complex corneal topographical anomalies, including asymmetric astigmatism. The Company believes that CustomCornea will improve the night vision performance of patients over current PRK performance. The Company has applied for a patent covering certain aspects of this technology.

The Company's long term research and development plan includes extension of the CustomCornea and T-PRK technology to include multi-focal correction of presbyopia. The correction of presbyopia would require ablation of a highly complex and precise shape which the Company believes may be achievable with T-PRK technology. The CustomCornea technology has measurement features the Company believes will aid in the development aspects of this project. Presbyopic correction is a multi-year development program.

There can be no assurance that the Company will be able to successfully develop any of these technologies or that any of these technologies will achieve market acceptance.

MANUFACTURING

The Company's manufacturing operations consist of the final assembly of parts and components, followed by testing to maintain performance and quality control. Most parts and components are supplied by outside vendors. The completed System must pass a series of quality control and reliability tests prior to shipment.

The Company has funded the development of a patented custom, small excimer laser device incorporated into the T-PRK System. The small excimer laser device is built for the Company by a U.S.-based laser specialty contractor who developed the device over the course of 1994 and 1995. This contractor is currently the Company's sole source of the laser device. If this source were unable to meet the Company's demand, the Company's ability to build T-PRK Systems would be adversely affected. Although the Company has full and exclusive proprietary rights to the small excimer laser device and could move the manufacture of the device to another vendor or to additional vendors, this process could take several months. In addition to the laser device, the most significant system component is the tracking hardware. The LADARVision tracker had been previously independently built and tested by the Company. During 1996, the Company outsourced certain motors in the tracker assembly to a sole source supplier to achieve higher performance and begin positioning the Company to enter higher volume manufacture. If this source were unable to meet the Company's demand, the Company's ability to build T-PRK Systems would be adversely affected. The Company wrote the T-PRK System software and intends to protect this software by copyright and, in certain instances, by protecting portions of it as a trade secret. The balance of the T-PRK System, consisting of common, non-proprietary components purchased from third parties, is assembled and tested by the Company.

At the current time, the Company has limited assembly space and commercial production of the T-PRK System will require expanded space and capabilities. In 1996, the Company executed a lease for a main office and production facility of approximately 25,000 square feet. The Company anticipates occupying the facility in May 1997. The new facility will enable the Company to maintain inventory levels and to move production rates up to what will be needed for foreign and later U.S. commercial placements. See Item 2 - Properties.

The Company also is actively implementing policies and procedures to enable it to achieve ISO 9001 qualifications and to meet the FDA's Good Manufacturing Practices ("GMP") guidelines.

SALES AND MARKETING

The Company plans to employ its own sales and service personnel to launch the T-PRK System first in markets outside the United States and, following FDA approval, within the United Sates. Those personnel will initially operate out of CIBA facilities. It is anticipated that the Company's sales personnel and CIBA sales personnel will make joint sales calls on ophthalmologists and ophthalmic treatment facilities to promote the T-PRK System and ancillary CIBA pharmaceutical products. Additionally, the Company and CIBA intend to co-promote their products at industry meetings.

CIBA has a line of products that can be used by the practitioner in conjunction with performing LVC. These include topical anesthetics, post-operative wound healing compounds and bandage contact lenses. These products have been employed by physicians in the Company's clinical trials. The Company believes that affiliation with the CIBA name in ophthalmic products will initially assist it in gaining attention and added credibility from ophthalmologists who have an interest in LVC.

In anticipation of United States PMA approval, the Company will have to build a similar sales and service organization in the United States.

COMPETITION

The refractive surgery market is characterized by rapidly evolving technology and intense competition. The Company is aware of two companies, Summit and VISX, that have received FDA approval for their respective PRK excimer lasers for treating low myopia. It is expected that VISX will receive approval to commercially offer astigmatism treatment during the first half of 1997. Several companies, including Chiron/Technolas, Coherent/Schwind, Nidek, Meditek, Lasersight and Novatec, have introduced PRK systems outside the United States, where PRK has been commercialized for treating myopia and other vision disorders. Such companies either have begun or may soon begin clinical trials in the United States, including Phase III trials, the last stage before approval. LVC providers who purchase equipment from Summit or VISX may be reluctant to change to the new T-PRK System because of the significant capital investment they have made or the familiarity with the equipment and the inconvenience of changing to a new system. If other providers of PRK systems are able to saturate the United States market with their equipment before the Company obtains FDA approval to market the T-PRK System in the

United States, the Company could experience a significantly lower share of the market than anticipated which would have a material adverse effect on the Company's business, financial condition and results of operations.

The Company has several prospective commercial competitors such as Summit, VISX, Chiron, Nidek, and Lasersight. Many of these companies have substantially greater capabilities than the Company in the areas of capital resources, research and development resources and regulatory, manufacturing and marketing experience. There can be no assurance that the Company's competitors will not succeed in developing or marketing technologies and products that are more effective and/or less expensive than those developed or marketed by the Company or that would render the Company's technology and products obsolete or noncompetitive.

During 1996, after FDA approval to Summit and VISX, another competitive phenomenon occurred. There have been reports of "black box" lasers being employed in commercial surgeries in the U.S. A black box laser is one that has been made independently of any manufacturer who is pursuing a clinical trial path following the rules for a Class III medical device. There are also reports of "gray market" lasers entering the U.S. and being used to treat patients. A gray market laser is one made by an approved manufacturer (Summit or VISX) but sold earlier into a foreign market. The existence of a U.S. equipment market has spawned some amount of activity in selling older, non-U.S. approved systems into the U.S. market illegally. The FDA has proposed that black box lasers be allowed to continue operating if their owner/operators file for an investigational device exemption ("IDE") from the Agency by January 15, 1997. Apparently only a handful of such filings were made and the FDA has stated that they would take action against illegal devices continuing to be used in the U.S. The effect of the FDA stance is not yet known and the impact they will have on the market for approved new equipment cannot be forecasted. The effect of black box and gray market lasers, to the extent that they are permitted to operate in the U.S. market, could be to suppress the market demand for legitimate new systems, thereby reducing the Company's market opportunity. Additionally since such systems are not approved for use by the FDA, any adverse patient results could be sensationally publicized and thereby reduce primary demand for legitimate PRK procedures.

During 1996, in order to gain market share from the larger number of existing Summit systems in the U.S. installed base, VISX offered a discount on the price of their system if the buyer "traded-in" a Summit system. The Company may find, upon its entry to the U.S. or foreign markets, that competitive conditions require it to modify its normal economic terms in order to induce owners of previous laser models to make the change to a T-PRK SYSTEM.

Additionally, non-laser corrective refractive procedures and technologies, such as implantable ring devices and contact lenses, are under development and/or in clinical trials in the U.S., and it is possible that these new technologies and procedures will successfully emerge as competition to the Company's technology.

RELATIONSHIP WITH CIBA

The Company and CIBA entered into an agreement in 1994 whereby CIBA purchased certain securities of the Company for $4,000,000 which subsequently converted to 1,256,550 shares of common stock. In 1995, CIBA and the Company replaced their existing agreement with a Strategic Alliance Agreement whereby CIBA advanced $1,000,000 to the Company and agreed to provide in-kind services worth up to $1,000,000 over a three-year period.

Under the Strategic Alliance Agreement, CIBA has agreed to allow the Company to use the trademarks CIBA Vision(R) and CIBA Vision Ophthalmics(R)/2/ to promote its ophthalmic refractive laser products for the duration of the agreement (eight years unless terminated earlier). As part of the in-kind services to be provided by CIBA for three years, CIBA may provide exhibit space at appropriate ophthalmic conventions or congresses attended by CIBA worldwide, participate in co-promotional activities with the Company, and provide office space in appropriate CIBA sites throughout the world.

Terence A. Walts, a vice-president of CIBA, is a full-time consultant to the Company who is paid by CIBA. Services provided by Mr. Walts will constitute a significant portion of the in-kind services to be provided by CIBA. Mr. Walts and the Company have entered into an agreement whereby Mr. Walts will become a full-time employee of the Company on June 2, 1998. See "Item 13. - Certain Relationships and Related Transactions."

The Strategic Alliance Agreement provides that the Company shall pay commissions to CIBA on all ophthalmic refractive laser equipment revenues, including patient procedures fees, net of royalties to IBM, Pillar Point Partners, Summit and VISX, in the amount of 6% of such revenues. The CIBA commissions are limited to an aggregate of $10,000,000 unless the Company chooses to continue paying such commissions for five additional years in lieu of issuing a certain number of its shares of Common Stock to CIBA. The agreement may be terminated by CIBA under certain circumstances. See "Item 13. - Certain Relationships and Related Transactions."

PATENTS AND PROPRIETARY INTELLECTUAL PROPERTY

The Company's LADARVision eye tracking and excimer shaping technologies are the product of several years of contract research and development for the Strategic Defense Initiative and the National Aeronautic and Space Administration. The Company has retained all commercial rights to these technologies and has filed a total of nine patent applications in the United States and numerous foreign patent applications related to these technologies. Two of the nine United States patent filings have resulted in patents being issued to the Company and several others have an indication of allowable subject matter.

The patent applications generally relate to the following areas:

     . A cartridge excimer laser device for high serviceability;
     . Fast response eye tracking;
     . Fast and accurate optical narrow beam delivery system with tracking;

------------------------------
/2/ CIBA Vision and CIBA Vision Ophthalmics are registered trademarks of Novartis, Ltd.

     . Ablation with shot pattern, with minimal sensitivity to ablation debris; . The algorithm for shaping with arbitrary combinations of plus and minus sphere and cylinder; and
     . CustomCornea

The ability to protect the Company's proprietary tracking and small-beam technology under patents and as trade secrets, is critically important to the Company's ability to differentiate its technology from earlier-to-market, competitive LVC systems. In the United States and overseas, there is a large field of prior art covering methods and apparatus for performing corneal surgery with ultraviolet laser ablation.

The Company's success will depend in part on its ability to obtain patents for its products and processes, to preserve its trade secrets and to operate without infringing the patent rights of third parties.

PILLAR POINT PARTNERS; OTHER LICENSES

Two of the Company's competitors, Summit and VISX, have formed a U.S. partnership, Pillar Point, to pool certain of their respective patents related to corneal sculpting technologies. Pursuant to this partnership, companies using excimer lasers for PRK, including the two partners, may be required to pay royalties and per procedure fees to the partnership for all sales generated in the United States depending upon the extent to which their excimer laser product incorporates patented technology owned by the partnership and as required by the terms of any applicable license. The Company has sued Pillar Point contending non-infringement, non-enforceability and invalidity of certain of these patents and contests the need for a license or to pay royalties. See "Legal Proceedings." Should such litigation prove unfruitful, the Company may have to pay to the partnership per procedure fees related to a feature of the T-PRK System. Pillar Point was established in part to license its patents to others, and thus the Company believes that Pillar Point is willing to grant a license to the Company, although there can be no assurance that they will do so.

During 1996, the Company licensed from IBM rights to its patents related to ultraviolet laser ablation of biological material. Subsequent to December 31, 1996, IBM contracted to sell certain patent property to Lasersight, Inc., which also makes LVC equipment. The Company has been informed by IBM that while the patent and certain licenses thereto are to be included in the sale to Lasersight, Inc., the Autonomous license is still owned by IBM. Under the terms of the license with IBM, the Company has an automatic right of renewal in 2000 for another four year term, subject to a fixed limit increase in the royalty rates thereafter. Upon expiration of the second term, the patent will have expired.

There may be several other United States and foreign patents for which the Company will need to negotiate licenses in order to sell, lease or use the T-PRK System in certain markets. There can be no assurance that the Company will be successful in securing licenses for these patents, or that if the Company does obtain licenses for these patents, such licenses will be on terms acceptable to the Company. An inability to license these patents would have a material adverse effect on the business, financial condition and results of operations of the Company.

The Company has sued VISX in Toronto, Canada seeking a declaratory judgment that the Company's T-PRK System does not infringe a Canadian patent held by VISX. The Company is being sued by VISX in England for alleged patent infringement. See "Legal Proceedings."

GOVERNMENT REGULATION

FDA. Before medical devices can be marketed, they must be subjected to rigorous pre-clinical and clinical testing in order to satisfy regulatory requirements imposed by the FDA, comparable agencies in other countries and, to a lesser extent, by certain state regulatory authorities.

Medical devices are classified by the FDA as Class I, II or III based upon the amount of regulatory review necessary to reasonably ensure their safety and effectiveness to the public. Class III devices, such as the Company's T-PRK System, are subject to the most stringent regulatory review and cannot be marketed for commercial sale in the United States until the FDA grants a PMA for the device.

The process of obtaining approval of a PMA application is lengthy, expensive and uncertain. It requires the submission of extensive clinical data and supporting information to the FDA. Human clinical studies may be conducted only under an FDA-approved IDE and must be conducted in accordance with FDA regulations. In addition to the results of clinical trials, the PMA application includes other information relevant to the safety and efficacy of the device, a description of the facilities and controls used in the manufacturing of the device, and proposed labeling. After the FDA accepts a PMA application for filing, and after the FDA's review of the application, a public meeting is held before an FDA advisory panel comprised of experts in the field. After the PMA is reviewed and discussed, the panel issues a favorable or unfavorable recommendation to the FDA or recommends approval and conditions. Although the FDA is not bound by the panel's recommendations, it historically has given them significant weight. Products manufactured and distributed by the Company pursuant to a PMA will be subject to extensive, ongoing regulation by the FDA.

In late 1996, the FDA issued a definitive statement entitled "FDA Guidance for Photorefractive Keratectomy Laser Systems: IDE Studies and PMA Applications" (the "Guidance Document"). The Guidance Document offers companies pursuing FDA approval of LVC systems substantially more defined filing paths, study design and execution requirements, and safety and efficacy data levels that will have to be achieved in order to be a candidate for issuance of a PMA. The Company believes that the Guidance Document will make the process of obtaining PMA approvals for LVC systems less uncertain and more predictable. The Company believes that its engineering, clinical trials and data gathering and analysis, including that which was accomplished before the existence of the Guidance Document, are in substantial compliance with the Guidance Document.

The FDA enabling legislation, the Food, Drug and Cosmetic Act, also requires the Company to manufacture its products in accordance with its GMP regulations. The Company's facilities will be subject to periodic, surprise GMP inspections by the FDA. These regulations impose certain procedural and documentation requirements upon the Company with respect to manufacturing and quality assurance activities. The FDA has proposed amendments to the GMP regulations which will likely increase the cost of compliance with GMP requirements. Additionally, product and procedure labeling and all forms of promotional activities are subject to examination by the

FDA, and current FDA enforcement policy prohibits the marketing of approved medical devices for un-approved uses. Noncompliance with these requirements may result in warning letters, fines, injunctions, recall or seizure of products, suspension of manufacturing, denial or withdrawal of PMAs and criminal prosecution.

The Company also is regulated by the FDA's Center for Devices and Radiological Health under the United States Radiation Control for Health and Safety Act, which requires any laser product to comply with certain performance standards and manufacturers to certify in product labeling and in reports to the FDA that their products comply with all such standards. The law also requires laser manufacturers to file new product and annual reports, maintain manufacturing, testing and sales records, and report product defects. Various warning labels must be affixed and certain protective devices must be installed in order to be in compliance. The Company believes it is in compliance with these reporting and operating requirements.

Other Regulation. Sales, including international, manufacture and product development of the T-PRK System, also may be subject to federal regulations pertaining to export laws and environmental and worker protection, as well as to state and/or local health and safety regulations, which may require obtaining various permits. The impact of such regulations on the Company cannot be fully predicted.

In the state of Florida, where the Company's primary facilities are located, the Department of Health and Rehabilitative Services' Office of Radiation Control governs reporting and record keeping requirements that the Company follows. Furthermore, each country in which the Company anticipates marketing the T-PRK System requires certain filings and other information and procedures with regard to laser devices used in medicine.

In Europe, the member countries of the European Community have rules that require that medical products receive, by 1998, certifications necessary to affix the "CE" mark to the device. The CE mark has gained acceptance as an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. Certification under the ISO 9000 series of standards for quality assurance and manufacturing processes is one of the CE mark requirements. The Company is implementing policies and procedures to enable it to achieve ISO 9000 qualification and the CE mark within the required time frame.

Changes in existing regulatory requirements or adoption of new requirements could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will not be required to incur significant costs to comply with laws and regulations in the future or that laws and regulations will not have a material adverse effect on the Company's business, financial condition or results of operations.

PRODUCT LIABILITY AND INSURANCE

The Company's business involves the risk of product liability claims. The Company has not experienced any product liability claims to date. The Company maintains a "claims made" product liability insurance policy with coverage limits of $4 million per occurrence and $4 million in the aggregate. The inability of the Company to maintain adequate insurance coverage at any time could, in the event of product liability or other claims in excess of the Company's insurance coverage, have a material adverse effect on the Company's business, financial condition and results of operations. Additionally, the Company has agreed in the past, and is likely to agree in the future, to indemnify certain medical institutions and their personnel who participate in the Company's clinical studies.

EMPLOYEES

As of February 28, 1997, the Company had 45 full-time and one part-time employee. Additionally, from time to time, the Company has retained the services of agency contract employees or consultants. The Company expects additional staffing during the remainder of 1997 to be primarily in the sales and marketing and production functions. No employees are covered by collective bargaining agreements, and the Company believes that it maintains good relations with its employees.

Executive Officers and Directors of the Registrant


The following table sets forth certain information with respect to the executive officers and directors of the Company:

                             AGE (AT
                             FEBRUARY
NAME                         28, 1997)  TITLE
---------------------------  --------   --------------------------------
Randy W. Frey                  39       Chairman of the Board,
                                        Director, President and Chief
                                        Executive Officer

Richard C. Capozza, Ph.D.      54       Director, Executive Vice
                                        President and Chief Operating
                                        Officer

Monty K. Allen                 44       Vice President, Treasurer and
                                        Chief Financial Officer

George H. Pettit, Ph.D., MD    36       Vice President of Research

Roslyn Palmiere                33       Corporate Secretary

G. Richard Downes              61       Director

G. Arthur Herbert              71       Director

Stanley Ruffett                73       Director

Timothy Barabe                 43       Director

Richard H. Keates, Ph.D.,      64       Director
 MD

Terence A. Walts               49       Sales and Marketing Consultant;
                                        Chief Marketing Officer

Pursuant to the Company's Third Amended and Restated Articles of Incorporation, the Board of

Directors of the Company has fixed the number of directors at seven. Each elected Director will serve until the next Annual Meeting of Stockholders or until his successor shall be elected and shall qualify.

Randy W. Frey founded Autonomous in 1985 and serves as its Chairman of the Board, President and Chief Executive Officer. He previously spent seven years in the aerospace industry with Martin Marietta and Raytheon Company and was involved in the development of laser radar technology for object tracking and guidance systems. Mr. Frey was integral in the development of the LADARVision eye tracking technology for the Company's T-PRK System. Mr. Frey earned a Bachelor of Science in Electrical Engineering from the Polytechnic Institute of Brooklyn.

Richard C. Capozza, Ph.D. joined the Company in September 1995 as Executive Vice President and Chief Operating Officer. He has over 20 years experience in ophthalmic products from devices to pharmaceuticals. From 1985 to September 1995, Dr. Capozza was employed by Pilkington Barnes Hind, a worldwide manufacturer of contact lenses and contact lens care products, and from 1990 to September 1995 was Corporate Executive Vice President for Science and Technology, responsible for worldwide operations and research and development. From 1981 to 1985 he was President of Syntex Ophthalmics, a worldwide manufacturer of premium priced, high performance contact lens products. Dr. Capozza earned his Ph.D. in Chemistry from the University of Maryland, a Bachelor of Science in Chemistry from Providence College and is a graduate of the Stanford University Business School executive program.

Monty K. Allen joined the Company in August 1995 as Vice President, Treasurer and Chief Financial Officer. From May 1994 until August 1995, Mr. Allen served as an independent consultant to software, telecommunications and medical/biotech firms. From February 1993 until April 1994, he served as Vice President, Chief Financial Officer and Secretary of Clarus Medical Systems, Inc., a privately held, spinal endoscopy medical device business. From 1990 to February 1993, he served as Vice President, Chief Financial Officer and Secretary of AgriDyne Technologies Inc., a publicly held, agricultural biotech firm. Mr. Allen is a certified public accountant and earned a Masters in Business Administration from Harvard University and a Bachelor of Science in Accounting from Florida State University.

George H. Pettit, Ph.D., MD joined the Company in July 1996 as Vice President of Research. Dr. Pettit's primary career focus and expertise is in the area of ultraviolet laser ablation and applications in medicine. From 1990 until June 1996, Dr. Pettit was a Medical Research Officer at the U.S. Food & Drug Administration's Center for Devices & Radiological Health. Dr. Pettit earned his Ph.D. in Electrical Engineering from Rice University and attended the University of Texas Southwestern Medical School.

Roslyn Palmiere joined the Company in 1990 and was elected Corporate Secretary in 1996. Ms. Palmiere manages the Company's Investor Relations and Human Resource functions. Until recently she served as the Executive Assistant to the President and Executive Vice President. Ms. Palmiere is currently enrolled in the undergraduate program at Barry University.

G. Richard Downes has been associated with the Company since 1986. From 1991 to June 1993 he served as Vice President, Engineering. Mr. Downes has served as Director since September 1992. He has over 30 years of experience in electro-optical and laser system development. Prior to joining the Company, Mr. Downes was one of the founders of International Laser Systems, Inc., a manufacturer of military lasers. Mr. Downes has also held various positions at Martin Marietta where he was a involved in the development of laser range-finder/designator systems for the United States Army and United States Air Force. Mr. Downes received a Masters of Science in Electrical Engineering from the University of Florida and a Bachelors of Science in Electrical Engineering from Louisiana Tech University. Mr. Downes is also a registered professional engineer.

G. Arthur Herbert has been a consultant and director of Autonomous for over five years during which time he has assisted in strategic planning for the Company. Since 1989, Mr. Herbert has been the principal in a business consulting firm, CEO Advisors, Orlando, Florida. Mr. Herbert has accumulated over 40 years of experience in business development in such capacities as President and Managing General Partner for three venture capital funds managed by Electro-Science Management Corporation, Vice President of Corporate Development of Radiation Incorporated and treasurer for the National Venture Capital Association. Mr. Herbert is currently a Director of Techne Corporation, a publicly held diagnostics firm, Kearney Systems, Inc., a privately held computer software firm, Seavin, Inc., a privately held vineyard and winery, Vitacare, Inc., a privately held independent physicians association, and TransTech Corporation, a venture capital company formed by Central Florida Innovation Corporation and Enterprise Florida Innovation Partnership. He received his Masters in Business Administration from Harvard University and Bachelor of Science in Engineering from the United States Naval Academy.

Stanley Ruffett has served as the Company's finance and defense contracts consultant for over five years, has been a Director since September 1992 and has over 45 years of experience in finance and accounting. From 1989 to the present, Mr. Ruffett has been self-employed as a business consultant. Prior to consulting with the Company, Mr. Ruffett served as Vice President of Finance with International Laser Systems, Inc., a manufacturer of military lasers, Treasurer of Applied Devices, Inc., a military electronics manufacturer, Controller of the Connector Division of Plessey, Ltd., a manufacturer of connectors that had commercial and military applications and Finance Director of Gyrodyne Company of America, Inc., a developer and producer of un-manned helicopters. Mr. Ruffett received a Bachelor of Business Administration from Pace College.

Timothy Barabe is CIBA's designee on the Board of Directors. Since July 1993 he has held the position of Vice President, Planning, Information and Control for the Worldwide CIBA Vision Division. From 1990 to June 1993, Mr. Barabe was Vice President, Strategic Planning and Control for the Worldwide Composites Division of Ciba Geigy, a predecessor firm to Novartis, Ltd. Mr. Barabe joined Ciba Geigy in 1982 and has held numerous positions in the United States and in Switzerland in financial and strategic planning areas. Mr. Barabe received a Masters in Business Administration from the University of Chicago and a Bachelor of Business Administration from the University of Massachusetts.

Richard H. Keates, MD joined the Company's Board of Directors in July 1996. Until January 1997, Dr. Keates was the holder of the Irving H. Leopold Endowed Chair in Ophthalmology and was a Professor of Ophthalmology at the University of California, Irvine for more than five years. He received his medical training at Jefferson Medical Center, Philadelphia, PA. He was twice a Member of the Board of Directors of the American Society of Cataract and Refractive Surgery and actively conducted clinical trials in LVC during his career.

Terence A. Walts serves, pursuant to the Strategic Alliance with CIBA, as a full time sales and marketing consultant acting in the capacity as the Company's Chief Marketing Officer. Mr. Walts and the Company have entered into an agreement whereby Mr. Walts will become a full-time employee of the Company on June 2, 1998. From January 1992 until the end of 1995, Mr. Walts served as Senior Vice President for New Business Development with CIBA Vision, and from 1988 to December 1991 he served as Senior Vice President of Sales and Marketing and as Vice President of New Products for CIBA Vision's United States contact lens and lens care businesses. Mr. Walts earned a Masters in Business Administration from the University of Notre Dame and a Bachelors of Science in Marketing from Indiana University.

Other Key Personnel of the Registrant


Charline A. Gauthier, OD, Ph.D. joined the Company in July 1995 as Director of Clinical Affairs. From March 1992 to May 1995 she was a postgraduate researcher at the Cooperative Research Centre for Eye Research and Technology at the University of New South Wales, Australia. From 1991 to February 1992, Dr. Gauthier served as the Manager of Basic Research and Graphics in the Cornea and Contact Lens Research Unit at the School of Optometry, University of New South Wales. Prior to that time, Dr. Gauthier was a senior research optometrist at the University of Waterloo in Ontario, Canada and in private practice. Dr. Gauthier received a Ph.D. from the University of New South Wales, her Doctor of Optometry from the University of Waterloo, and a degree in General Science from the University of Alberta.

Shirley K. McGarvey is the Company's lead clinical and regulatory affairs consultant has been a consultant in the ophthalmology area since 1986. From 1986 to 1992 Ms. McGarvey was Vice President of Research and Development/Clinical and Regulatory Affairs for Chiron Vision. Earlier, Ms. McGarvey was Vice President of Research and Development and Regulatory Affairs for American Medical Optics, a division of American Hospital Supply Corporation. Ms. McGarvey earned her Masters in Business Administration from Northwestern University and her Bachelor of Science in Chemistry from the University of British Columbia.

Marguerite B. McDonald, MD has been the Medical Director and a consultant for the Company since July 1993. Dr. McDonald also served as a Director of the Company between July 1993 and March 1994. Dr. McDonald has been the Director of the Refractive Surgery Center of the South at the Eye, Ear, Nose & Throat Hospital since 1994 and, until 1996, was a Clinical Professor of Ophthalmology at Tulane University, New Orleans, Louisiana for two years. Prior to 1994, she was a Professor of Ophthalmology for Louisiana State University (LSU), where she had been conducting research at the LSU Eye Center since 1981. Prior to her affiliation with the company, Dr. McDonald was an excimer laser Clinical Investigator and Consultant to VISX. Dr. McDonald is the author of over 150 journal articles and abstracts and has received both the Barraquer and Trokel awards for her contributions to the field of refractive surgery. Dr. McDonald earned her MD from Columbia University in 1976 and her Bachelor of Arts in Biology from Manhattanville College in 1974.

ITEM 2.  PROPERTIES

The Company leases approximately 11,500 square feet of building space in Orlando, Florida at an approximate annual cost of $150,000, including operating costs. In the current facility, however, the Company has limited assembly space and commercial production of the T-PRK System will require expanded space and capabilities. In July 1996, the Company executed a lease for a main office and production facility of approximately 25,000 square feet. Construction began on the facility in October 1996 and it is anticipated that it will be ready for occupancy in May 1997. The new facility will enable the Company to hold adequate inventory levels and to move production rates up to what will be needed for foreign and later U.S. commercial placements. The annual base rent and operating costs of the new facility is estimated to be approximately $325,000 per annum.


ITEM 3.  LEGAL PROCEEDINGS


During 1996, the Company became a party to three lawsuits as described below.

On July 24, 1996, VISX, Inc. filed suit in the High Court of Justice, Chancery Division of the Patents Court in London, England against the Company and Laservision Centers, Inc. VISX claims that the placement of a system in the UK in order to conduct clinical trials was an infringing act against their European patent Number 0151869. Despite the Company's immediate withdrawal of the system from the clinical site and the UK, VISX is maintaining the suit against the Company and is seeking injunctive relief, destruction of the allegedly infringing apparatus, and the disgorgement of profits of the defendants as a result of the alleged infringement. The Company intends to vigorously defend the action, however it is the opinion of management that it is too early in these proceedings to form a conclusion as to the ultimate outcome of the case.

On October 24, 1996, the Company filed suit in Federal Court of Canada, Trial Division (Court File No. T-2358-96) against VISX, Inc. VISX, Inc. is the holder of certain Canadian Letters patents (#1,243,732 and 1,271,813) relating to refractive laser surgery. The complaint seeks a declaratory judgment of non-infringement, unenforceability or invalidity, with regard to the Company's T-PRK system.

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

The Company believes that it is in the best interests of the Company to maintain the latter two actions described above since there has been a lack of willingness on the part of VISX to grant licenses to the Company in the UK, Canada and other jurisdictions which would permit the Company to conduct clinical or commercial activity.

As a result of these actions, the Company has incurred and anticipates that it will incur significant expenses consisting primarily of management resources, legal fees, expert witness fees and related expenses. These expenses could amount to over $100,000 per month for the foreseeable future depending on whether or not these matters can be settled and when the court proceedings, including jury trials, will be held concerning these matters. The Company believes that it does not infringe on the VISX or Pillar Point apparatus patents and that it must aggressively assert this position in order to bring its products to the commercial markets in the United States, Canada and the European Community. There can, however, be no assurances that pursuit of these actions will bring the Company any relief from the license arrangements that might be required nor is there any assurance that such licenses as might be needed to enter certain markets will be available to the Company if the Company does not prevail in its actions.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


None.

                                    PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


The Company's Common Stock trades on the NASDAQ National Market System ("NASDAQ NMS") under the symbol ATCI. The following table sets forth, for the periods indicated, the range of high and low closing sale prices per share, as reported by the NASDAQ National Market. The Company's Common Stock began trading on the NASDAQ NMS on May 1, 1996 and previously was not traded on any exchange or market. Price data usually reflect actual transactions at inter-dealer prices and do not reflect mark-ups, mark-downs or commissions.

                                        HIGH    LOW
                                       ------  ------
FISCAL YEAR ENDED DECEMBER 31, 1996
-------------------------------------
May 1 to June 30 (Second Quarter)      $8.875  $5.750
Third Quarter                          $6.125  $3.500
Fourth Quarter                         $4.750  $3.375


The stock market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Like the stock price of other early stage medical device companies, the market price of the Company's Common Stock is subject to significant volatility. Factors such as reports on the clinical efficacy and safety of the Company's products, product and component supply issues, government approval status, fluctuations in the Company's operating results, announcements of technological innovations or new products by the Company or its competitors, developments with respect to patents or proprietary rights, public concern as to the safety of products developed by the Company or others in LVC may have a significant effect on the market price of the Common Stock. In addition, the price of the Company's stock could be affected by stock price volatility in the medical device industry or the capital markets in general without regard to the Company's operating performance.

As of February 28, 1997, there were 163 holders of record and approximately 820 additional beneficial holders of the Company's Common Stock.

The Company currently intends to retain current cash and future earnings to fund the development and growth of its business and, therefore, does not anticipate paying cash dividends within the foreseeable future. Any future payment of dividends will be determined by the Company's Board of Directors and will depend on the Company's financial condition, results of operations and other factors deemed relevant by its Board of Directors.

ITEM 6.  SELECTED FINANCIAL DATA


The following table summarizes certain selected financial data, which should be read in conjunction with the Company's Financial Statements and with Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein. The selected financial data as of December 31, 1996 and 1995, and March 31, 1995, and for each of the years in the three fiscal-year period ended December 31, 1996 are derived from financial statements that have been audited by Arthur Andersen LLP, independent public accountants, which are included elsewhere herein and are qualified by reference to such financial statements. The selected financial data as of March 31, 1994 and 1993, and for each of the years in the two year period ended March 31, 1994, are derived from audited financial statements not included herein. There were no cash dividends declared during any of the periods presented below.

STATEMENTS OF OPERATIONS DATA

                                                                                                                     Cumulative
                                                         Nine Months                                               from Inception
                                           Year Ended       Ended       Year Ended    Year Ended    Year Ended   (July 23, 1985) to
                                          December 31,   December 31,    March 31,     March 31,    March 31,       December 31,
                                              1996           1995          1995          1994         1993              1996
                                          -----------    ------------   ----------    ----------    ----------    -----------------
REVENUES FROM RESEARCH GRANTS             $          -   $          -   $         -   $   378,274   $  439,298         $  3,450,517

OPERATING EXPENSES:
  Costs of revenues from research
   grants                                            -              -             -       300,186      397,961            3,465,596

  Clinical trials                            1,715,412        602,847       569,389         2,229            -            2,889,877
  Research and
   development                               3,521,381      1,698,056     1,608,032       468,307       57,980            7,353,756

  Selling and marketing                      1,190,898        478,439        40,349       252,247            -            1,961,933
  General and
   administrative                            1,852,351        974,738       562,042       379,313      259,009            4,026,649

  Other expenses                             1,283,874        375,000             -             -            -            1,658,874
                                           -----------    -----------   -----------   -----------   ----------     -----------------
OPERATING LOSS                              (9,563,916)    (4,129,080)   (2,779,812)   (1,024,008)    (275,652)         (17,906,168)

  Interest income
   (expense), net                              555,872         30,035        84,463       (13,942)     (14,180)             642,248

PROVISION FOR INCOME TAXES                           -              -             -             -            -                4,772
                                           -----------    ------------  -----------   -----------   ----------     ----------------
NET LOSS                                   $(9,008,044)   $(4,099,045)  $(2,695,349)  $(1,037,950)  $ (289,832)        $(17,268,692)
                                           ===========    ===========   ===========   ===========   ==========     ================

LOSS PER SHARE:
  Net loss per share                            $(1.62)        $(1.26)       $(0.84)       $(0.32)      $(0.09)
                                           ===========    ===========    ==========    ==========    =========
  Shares used in computing net loss per
   share                                     5,570,272      3,245,245     3,211,721     3,211,721    3,061,762
                                           ===========    ===========    ==========    ==========    =========

BALANCE SHEET DATA

                                                December 31,                        March 31,
                                          -------------------------    -----------------------------------
                                             1996          1995            1995         1994        1993
                                          -----------  ------------    ------------  -----------  --------
Cash and investments                      $12,405,790  $   492,326     $   975,428   $    4,893   $187,503
Total assets                               14,144,249      799,493       1,252,317      111,533    377,051
Long-term obligations                       1,097,133    2,802,832       2,405,000       89,124    120,095
Stockholders' equity (deficit)             11,583,648   (3,564,616)     (1,304,568)    (277,137)   182,776



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of important factors that could affect the Company's results, please refer to the Overview section and financial statement line item discussions set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations below.

OVERVIEW

Autonomous Technologies Corporation ("Autonomous" or the "Company"), a Florida corporation formed in 1985, has been engaged since 1993 in the design and development of the next generation of excimer laser instruments for laser vision correction ("LVC") to reduce or eliminate a person's dependence on eyeglasses or contact lenses. The Company's technology combines eye tracking with a narrow beam excimer laser to treat common refractive vision disorders such as myopia (nearsightedness), hyperopia (farsightedness) and astigmatism (blurred vision). The Company's objective is to improve refractive surgical outcomes for these conditions over those achieved by earlier LVC systems.

Vision correction is one of the largest medical markets, with over 130 million people in the United States using eyeglasses or contact lenses. Within this group, approximately 60 million people are myopic. Industry sources estimate that Americans spend approximately $13 billion on eyeglasses, contact lenses and other vision correction products and services each year.

At this time, the Company is still in its development stage with no commercially available products, and there can be no assurance that it will receive the required regulatory approvals for commercialization of any of its products.

In December 1995, the Company changed its fiscal year-end from March 31 to December 31, effective with the nine months ended December 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

The following table shows the summary sources and uses of the Company's funds for the four fiscal years ended December 31, 1996 (comprising 45 months of operations). These four fiscal years represent a substantial majority of the Company's operating history to date, including all of the time the Company has been focused on the PRK market.

         Sources of Cash:
         Private preferred stock sales, net of expenses     $ 3,941,000
         CIBA equity and debt investments, net............    4,943,000
         Initial public offering, net.....................   17,893,000
                                                            -----------
            TOTAL SOURCES OF CASH.........................   26,777,000
                                                            -----------

         Uses of cash:
         Operations.......................................   13,960,000
         Capital expenditures.............................      549,000
         Debt repayment and other.........................       50,000
                                                            -----------
           TOTAL USES OF CASH.............................   14,559,000
                                                            -----------
         NET INCREASE IN CASH BALANCES                      $12,218,000
                                                            ===========

The cash expenditure for operations of approximately $14.0 million dollars in the last four fiscal years has been used to develop the T-PRK System and its enabling technologies as applied to PRK, to fund clinical investigation and to commence early sales and marketing efforts toward non-U.S. markets. As the Company continues to conduct clinical investigations, more fully develop a sales and marketing capability, and commence commercial production of the T-PRK System, it is expected that additional losses will be incurred that will require substantial funding by equity or debt placements. The Company believes that its cash resources in excess of $12 million at December 31, 1996, will be sufficient to fund operations and continued development through the end of 1997. As a result of the need to procure financing for operations after 1997, the Company plans to commence efforts in the second quarter of 1997 to raise additional equity funds for operations in 1998. The Company believes it has made sufficient progress in compiling clinical evidence of T-PRK System safety and efficacy and in readying the T-PRK System for commercial launch to warrant additional equity investment. During the latter half of 1996, however, the PRK industry saw its equity market valuations come under intense pressure by the investment community due to questions raised about the speed of development of patient demand. To date, those valuations have not recovered to their highs of early 1996. As a result, the equity environment is not as favorable for the Company as it was in the first half of 1996 and there can be no assurances that the Company will be able to raise equity funds at all or of sufficient amount to fund operations for a sufficiently lengthy period to reach PMA approval. Additionally, should the Company raise adequate equity funds in 1997 to fund operations for a reasonable period thereafter, it may be on terms that cause substantial dilution for current stockholders.

At December 31, 1996, the Company's long-term obligations consisted of its accrual for future share issuance to CIBA which is not expected to be settled in cash (See "Item 13. - Certain Relationships and Related Transactions"), and approximately $122,000 of obligation remaining under capitalized lease obligations.

RESULTS OF OPERATIONS

Revenues from Research Grants

The Company had no revenues in the three fiscal years ended December 31, 1996. Previous revenues generated by the Company during the period from inception to the year ended March 31, 1994 were from Defense Department, NASA and SBIR research work that totaled approximately $3.5 million in the nine years ended March 31, 1994. The Company concluded its research grant activity in order to pursue commercialization of the T-PRK System for its own account in the ophthalmology market.

Operating Expenses

The Company incurred no costs of revenues from research work in the three fiscal years ended December 31, 1996. Previous such costs during the period from inception, which offset the Revenues from Research Grants (see above), totaled $3.5 million in the nine years ended March 31, 1994.

Clinical trials expenses were $1,715,412 in the year ended December 31 1996, and $602,847 for the nine month period ended December 31, 1995. This increase of 185% is attributable to the incremental effect of a twelve month year in 1996 vs. a nine month period in 1995 and, additionally, a greatly expanded clinical trials program during 1996 and the staffing of a compliance function within the Company. The Company began both Phase II and III trials in the U.S. during 1996. The number of patients treated under these protocols increased significantly over any prior period for the Company. Staffing of the clinical department was also expanded. The costs of the compliance organization is also grouped in clinical trials expense on the financial statements. That organization increased by approximately 6 persons during the year in order to ready the company for ISO 9000 certification, FDA GMP compliance, and to assist in documenting the Company's production processes. The Company's Phase III clinical trial surgeries in the U.S. were less than half completed at December 31, 1996. The completion of those patient surgeries, the subsequent follow-up of those patients, and the expansion of clinical trials to protocols for other indications of refractive correction, will cause clinical trial expense to continue to expand at a substantially reduced rate in 1997.

Clinical trials expenses were $602,847 and $569,389 in the nine month period ended December 31, 1995 and the full year ended March 31, 1995, respectively. These expenses increased 6% from the year ended March 31, 1995 to the nine month period ended December 31, 1995 due to the decremental effect of the shorter time period and incrementally due to the Company's addition of a Director of Clinical Trials and its utilization of additional external resources in order to prepare and file an IDE with the FDA to begin United States clinical trials.

Research and development expenses were $3,521,381 in the year ended December 31, 1996 and $1,698,056 in the nine month period ended December 31, 1995. This increase of 107% is due to the incremental effect of a twelve month year in 1996 vs. a nine month period in 1995 and, additionally, due to increased staffing of the production function, the initial organization of the Company's CustomCornea project, and increased U.S. and foreign patent filing activities. The

Company has chosen to expense the cost of the production organization and the clinical trial systems that it builds until it begins producing commercial systems due to the fact that these assets will not produce revenue. During all of 1996, the growing production function costs are presented in research and development expenses due to this accounting treatment. At year-end the Company had not fully completed its conversion to commercial production; therefore, some additional such costs will be reported during the first quarter of 1997 as research and development costs. The Company also added three persons during 1996 to pursue the CustomCornea research project. Those costs will continue to increase into 1997 as the project advances. The Company has filed a U.S. and certain foreign patent applications during the year regarding CustomCornea and has continued to prosecute other additional patent property during the year. Patent development and filing costs are not expected to increase significantly in 1997.

Research and development expense was $1,698,056 and $1,608,032 in the nine month period ended December 31, 1995 and the year ended March 31, 1995, respectively. The increase of 6% from the year ended March 31, 1995, to the nine month period ended December 31, 1995, is due to the decremental effect of the shorter time period and incrementally due to the Company's continued work on developing the system hardware and software.

Selling and marketing expenses were $1,190,898 and $478,439 in the year ended December 31, 1996 and the nine month period ended December 31, 1995, respectively. This increase of 149% was due to the incremental effect of a twelve month year in 1996 vs. a nine month period in 1995 and, additionally, to the effect of having a full year of CIBA in-kind services contributed which are charged to sales and marketing expenses in the financial statements. CIBA's in-kind service contribution increased from approximately $220,000 to $450,000. The Company also incurred substantially increased salary and travel costs for its marketing staff as they began presenting the T-PRK System as a commercial opportunity to prospective accounts outside the U.S. As commercial activity increases through 1997, sales and marketing expenses will continue to increase. In mid-1998, when the CIBA in-kind services contribution is concluded, the Company will begin bearing those costs directly as cash expenses.

Sales and marketing expenses were $478,439 and $40,349 for the nine month period ended December 31, 1995, and for the year ended March 31, 1995, respectively. The increase from the year ended March 31, 1995 to the nine month period ended December 31, 1995 was due to co-promotion and market research activities in conjunction with the CIBA Strategic Alliance.

General and administrative expenses were $1,852,351 and $974,738 in the year ended December 31, 1996 and the nine month period ended December 31, 1995, respectively. This increase of 90% was due to the incremental effect of a twelve month year in 1996 vs. a nine month period in 1995 and, additionally, to increased salary costs due to the fact that the cost of the Company's Chief Executive Officer and Chief Financial Officer were incurred for the full year in 1996 and only the latter few months of the short period 1995 year. The Company also added a Controller's position in 1996 and licensed accounting and production software that added to costs. Employee benefits expense increased due to the commencement of the Company's 401(k) Retirement Plan and its Employee Stock Purchase Plan. Telephone, fax and office consumables expenses also increased due to the fact that the Company's employment increased by over 100% during the most recent year. The Company added the cost of directors and officers liability insurance as well as certain investor relations expenses after the initial public offering that is also being charged to general and administrative expenses. It is not anticipated that general and administrative costs will significantly increase in 1997.

General and administrative expenses were and $974,738 and $562,042 for the nine month period ended December 31, 1995, and the year ended March 31, 1995, respectively. The increase of 73% from the year ended March 31, 1995 to the nine month period ended December 31, 1995, is due to the decremental effect of the shorter time period and incrementally due to the hiring of an Executive Vice President, Chief Operating Officer and a Vice President, Chief Financial Officer which added to ongoing costs (salaries and benefits) and also resulted in one-time costs relating to relocation. Additionally, the Company expensed some costs to general and administrative that had been previously deferred to charge against capital raised and incurred some costs relating to the commencement of a stock option plan.

Other expenses were $1,283,874 and $375,000 for the year ended December 31, 1996, and the nine month period ended December 31, 1995, respectively. This increase of 242% was due to the incremental effect of a twelve month year in 1996 vs. a nine month period in 1995 as it relates to the CIBA Strategic Alliance Agreement accrual (See "Item 13. - Certain Relationships and Related Transactions"). The most substantial component of the increase, however, was legal expenses that the Company began incurring to defend itself in the VISX UK suit and to prepare, file and prosecute the suits against Pillar Point and its respective partner entities and VISX in Canada (See "Legal Proceedings"). The legal expenses will be ongoing in 1997 and will be unpredictable as to their timing due to various phases that the trials may proceed through. The Company anticipates that it will incur approximately $100,000 per month or $1.2 million dollars per year in expenses relating to these suits during 1997. Should unexpected events occur in those suits or should the pursuit of similar claims be expanded with additional suits by or among the parties, the related costs could increase significantly.

Other expenses were $375,000 in the nine month period ended December 31, 1995, and related entirely to the accrual being made for the shares that may be issuable in May 1999 to CIBA under the terms of the 1995 Strategic Alliance Agreement.

Interest Income (Expense), Net

Interest income (expense), net was $555,872 and $30,035 for the year ended December 31, 1996, and the nine month period ended December 31, 1995, respectively. This increase of over 17 times is due entirely to the Company's investable balances during 1996 being substantially higher than in previous periods due to the initial public offering proceeds of over $17 million being invested since May 7, 1996. Although those invested balances are being reduced to meet operating cash needs, the Company ended the year with over $12 million invested. The Company's available-for-sale investment portfolio has been earning approximately 5.9% and the Company's cash and cash equivalent funds has been earning approximately 4.9% during the period subsequent to the initial public offering. The Company's interest earnings will decline during 1997 due to the continued reduction of overall balances to support continued operations of the Company. Interest expense has been a historically immaterial operating expense to the Company. However, it will increase slightly during the year as the Company continues to pursue capital leases for furniture and equipment needs.

Interest income (expense), net was $30,035 and $84,463 for the nine month period ended December 31, 1995, and the year ended March 31, 1995, respectively. The decline of 64% from the year ended March 31, 1995 to the nine month period ended December 31, 1995 is due to the shorter time period, to the Company's funds balance being reduced throughout the period in order to meet operating needs and to the decline of interest rates throughout the period.

Net Loss

The net effect of the foregoing revenue and expense items was the Company's net loss of $9,008,044, $4,099,045 and $2,695,349 in the year ended December 31,
1996, the nine month period ended December 31, 1995, and the year ended March 31, 1995, respectively. The Company's net loss for 1997 is not expected to be reduced due to the still small scope of the Company's commercial presence in non-U.S. markets. The Company's procedure fee pricing plan will lengthen the time needed for the Company to earn a return on its investment in T-PRK Systems, thereby potentially delaying profitability.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is incorporated by reference to the Consolidated Financial Statements set forth on pages F-1 through F-24 hereof.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information with respect to Directors of the Company contained under the caption "Election of Directors" in the Company's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on June 12, 1997, is incorporated herein by reference in response to this Item. See "Business - Executive Officers and Directors of the Registrant" for the disclosures regarding Executive Officers and information repeated from the reference regarding Directors of the Company.


ITEM 11.  EXECUTIVE COMPENSATION

The information with respect to executive compensation contained under the caption "Executive Compensation" in the Company's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held June 12, 1997, is incorporated herein by reference in response to this Item.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information with respect to security ownership of certain beneficial owners and management contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on June 12, 1997, is incorporated herein by reference in response to this Item.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In 1994, the Company and CIBA entered into an agreement whereby CIBA purchased 2,927 shares of Series C Convertible Preferred Stock in the Company and a $2,405,000 note convertible into 5,450 shares of Series C Convertible Preferred Stock for the aggregate amount of $4,000,000. Upon the closing of the Company's initial public offering, the CIBA shares and convertible note automatically converted into 1,256,550 shares of Common Stock. In 1995, CIBA and the Company replaced their existing marketing agreement with a Strategic Alliance Agreement whereby CIBA paid $1,000,000 to the Company, which was accounted for as a shareholder advance that converted to additional paid-in capital at the time of the initial public offering. CIBA also agreed to provide in-kind services worth $1,000,000 over a three-year period, including services provided by Mr. Walts, a Vice President of CIBA, who is a full-time consultant to the Company and the Company's Chief Marketing Officer.

The Strategic Alliance Agreement with CIBA provides that the Company shall pay commissions to CIBA on all ophthalmic refractive laser equipment revenues, including patient procedure fees, net of royalties to IBM, Pillar Point Partners, Summit and VISX, in the amount of 6% of such revenues. The CIBA commissions are limited to an aggregate of $10,000,000 except as described below. In the event the Company has not paid commissions to CIBA totaling $10,000,000 or more by May 15, 1999, the Company must deliver to CIBA shares Common Stock (the "Additional Shares"), and continue to pay commission until the $10,000,000 aggregate amount is reached. If the Additional Shares are issued, the number of such shares must be adjusted so that the Additional Shares have a market value of at least $2,400,000 on May 15, 1999. The number of Additional Shares to be delivered to CIBA in 1999, 529,500 shares of Common Stock, is subject to certain adjustments pursuant to anti-dilution provisions, such as selling stock at a price lower than $5.33 per share, stock splits and stock dividends. If the Company has paid $10,000,000 or more in commissions to CIBA by May 15, 1999, the Company may, at its option, deliver the Additional Shares to CIBA or continue paying commissions for five additional years at the rate of 6% of revenues derived from the T-PRK System.

CIBA may, at its sole discretion, terminate the Strategic Alliance Agreement upon 180 days notice to the Company. In such event, the Company would be obligated to continue to pay to CIBA for up to three years beyond termination the 6% commission on procedure fee revenue derived from T-PRK Systems that were commercially placed at the time of the termination. Additionally, CIBA has the right to terminate the Strategic Alliance Agreement upon 30 days notice should there be a change of control of the Company. CIBA also has the right to terminate the Strategic Alliance Agreement upon 30 days notice if it determines, in its sole discretion, that the Company's core technology or the commercial essence of the technology is not patentable, or that additional licenses (beyond those with Pillar Point and IBM) are necessary, are not obtained or would have a material adverse impact upon the commercial value of the Company's technology. CIBA also has the right to terminate such agreement (i) if the Company materially breaches such agreement and does not cure such breach within the cure period, (ii) if the Company becomes insolvent, or (iii) if the control of the Company falls into the hands of a competitor to CIBA. In the event that CIBA terminates the Strategic Alliance Agreement for any of the reasons set forth in the Strategic Alliance Agreement, such termination would have a material adverse effect on the operations, financial condition and the results of operations of the Company. Early termination of the Strategic Alliance Agreement pursuant to its terms would not relieve the Company from its obligation to deliver the Additional Shares. However, in the event CIBA exercises its discretionary authority to terminate the Strategic Alliance Agreement prior to the expiration of the three-year in-kind service period, and prior to the expenditure of $1,000,000 for in-kind services, the Company would be entitled to a pro rata reduction in the number of Additional Shares to be delivered.

Mr. Terence A. Walts serves as a full-time sales and marketing consultant to the Company in the capacity of Chief Marketing Officer. Mr. Walts serves in this capacity under the terms of an agreement between himself and the Company dated June 2, 1995. For the three years ending in June 1998, Mr. Walts will continue to be paid his base salary and benefits by, and maintain an office at, CIBA as part of the $1,000,000 of marketing services CIBA is obligated to provide during that same period. The Company has agreed to provide compensatory incentives to Mr. Walts during this period, including an annual cash bonus of $50,000 and a restricted common stock grant for which the Company has diminishing reversionary rights, determined in part by performance, during the three-year period. The total number of shares under the stock grant was 120,000. At the end of the three year period, the Company has agreed to employ Mr. Walts on an "at will" basis at an annual salary of $180,000.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Documents Filed with Report

        1. The Financial Statements and Schedules listed below are located after the signature page beginning on page F-1:


                         DESCRIPTION                                  PAGE NO.
                         -----------                                  --------
Report of Independent Certified Public Accountants...................   F-1
Balance Sheets --December 31, 1996 and 1995..........................   F-2
Statements of Operations.............................................   F-4
Statements of Stockholders' Equity (Deficit) for the Period from
  Inception (July 23, 1985) to December 31 1996......................   F-5
Statements of Cash Flows.............................................   F-7
Notes to Financial Statements........................................   F-9


        2. Financial Statement Schedules: Not required or the information required to be included therein is reflected in the Financial Statements.

        3.  Exhibits

--------------------------------------------------------------------------------
EXHIBIT                                                 LOCATION
--------------------------------------------------------------------------------
   3.1      Third Restated and Amended Articles of      Quarterly Report on
            Incorporation                               Form 10-Q for the
                                                        period ended September
                                                        30, 1996, Exhibit 3
                                                        therein
--------------------------------------------------------------------------------
   3.2      Bylaws                                      Registration Statement
                                                        No. 333-2068, dated May
                                                        1, 1996, Exhibit 3.2
--------------------------------------------------------------------------------
  10.1      Strategic Alliance Agreement, dated         Registration Statement
            May 15, 1995, between CIBA Vision           No. 333-2068, dated May
            Group Management, Inc. ("CIBA") and         1, 1996, Exhibit 10.1
            the Company
--------------------------------------------------------------------------------
  10.2      Letter Agreement, dated November 22,        Registration Statement
            1995, between CIBA and the Company,         No. 333-2068, dated May
            amending Section 9 of the Strategic         1, 1996, Exhibit 10.2
            Alliance Agreement, dated May 15,
            1995
--------------------------------------------------------------------------------
  10.3      Amended and Restated Convertible            Registration Statement
            Subordinated Note, dated November 16,       No. 333-2068, dated May
            1995, executed by the Company in            1, 1996, Exhibit 10.3
            favor of CIBA
--------------------------------------------------------------------------------
  10.4      Amendment to the Strategic Alliance         Registration Statement
            Agreement, dated March 5, 1996,             No. 333-2068, dated May
            between the Company and CIBA                1, 1996, Exhibit 10.4
--------------------------------------------------------------------------------

  10.5     Purchase Agreement, dated May 27, 1994,      Registration Statement
           between CIBA and the  Company                No. 333-2068, dated May
                                                        1, 1996, Exhibit 10.5
--------------------------------------------------------------------------------
  10.6     Amendment to Purchase Agreement, dated       Registration Statement
           March 5, 1996, between the Company and       No. 333-2068, dated May
           CIBA                                         1, 1996, Exhibit 10.6
--------------------------------------------------------------------------------
  10.7     Amended and Restated Investors' Rights       Registration Statement
           Agreement, dated May 27, 1994, by and        No. 333-2068, dated May
           among the Company, the holders of a          1, 1996, Exhibit 10.7
           majority of the outstanding Registrable
           Securities and CIBA
--------------------------------------------------------------------------------
  10.8     Voting Agreement, dated May 27, 1994,        Registration Statement
           among the Company, CIBA, and certain         No. 333-2068, dated May
           stockholders of the Company                  1, 1996, Exhibit 10.8
--------------------------------------------------------------------------------
  10.9     Letter Agreement, dated June 2, 1995,        Registration Statement
           between the Company and Terence A. Walts,    No. 333-2068, dated May
           as amended                                   1, 1996, Exhibit 10.9
--------------------------------------------------------------------------------
  10.10    Autonomous Technologies Corporation 1995     Registration Statement
           Stock Option Plan                            No. 333-2068, dated May
                                                        1, 1996, Exhibit 10.10
--------------------------------------------------------------------------------
  10.11    Autonomous Technologies Corporation          Registration Statement
           Employee Stock Purchase Plan                 No. 333-2068, dated May
                                                        1, 1996, Exhibit 10.11
--------------------------------------------------------------------------------
  10.12    Autonomous Technologies Corporation 401(k)   Registration Statement
           Retirement Plan                              No. 333-2068, dated May
                                                        1, 1996, Exhibit 10.12
--------------------------------------------------------------------------------
  10.13    Lease Agreement dated July 11, 1994, as      Registration Statement
           amended, between the Company and Barton      No. 333-2068, dated May
           Partners, Ltd.                               1, 1996, Exhibit 10.13
--------------------------------------------------------------------------------
  10.14    Lease Agreement dated June 1, 1996           Quarterly Report on
           between the Company and Orlando              Form 10-Q for the
           TechCenter II                                period ended September
                                                        30, 1996, Exhibit 10
                                                        therein
--------------------------------------------------------------------------------
  23.1     Consent of Arthur Andersen LLP               Filed herewith

--------------------------------------------------------------------------------

(b) Reports on Form 8-K

The Company filed a report on Form 8-K with the Securities and Exchange Commission on October 24, 1996 which reported the Company's filing of lawsuits against VISX, Inc. in Canada and Pillar Point Partners in the U.S. regarding claims of non-enforceability and invalidity of certain patents held by the defendants in the field of laser vision correction.

(c) Exhibits
See Item 14(a)3. of this Form 10-K.

(d) Financial Statement Schedules
See Item 14(a)2. of this Form 10-K.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Autonomous Technologies Corporation



                                        By:  /s/ Randy W. Frey
                                             ------------------------------
                                             Randy W. Frey
                                             Chairman of the Board, President &
                                                        Chief Executive Officer
Dated:  March 20, 1997


Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

         Signature                        Capacity                     Date
---------------------------  -----------------------------------  --------------
/s/  Randy W. Frey           President, Chief Executive Officer   March 20, 1997
---------------------------  and Chairman of the Board

/s/Richard C. Capozza,       Director, Executive Vice President   March 20, 1997
   Ph.D.
---------------------------  and Chief Operating Officer

/s/  Monty K. Allen          Vice President, Treasurer, Chief     March 20, 1997
---------------------------  Financial Officer and Principal
                             Accounting Officer

/s/  G. Richard Downes       Director                             March 20, 1997
---------------------------

/s/  G. Arthur Herbert       Director                             March 20, 1997
---------------------------

/s/  Stanley Ruffett         Director                             March 20, 1997
---------------------------

/s/  Timothy Barabe          Director                             March 20, 1997
---------------------------

/s/Richard H. Keates,        Director                             March 20, 1997
   Ph.D., MD
---------------------------

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Stockholders of
Autonomous Technologies Corporation:

We have audited the accompanying balance sheets of Autonomous Technologies Corporation (a Florida corporation in the development stage) as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 1996, the nine months ended December 31, 1995, the year ended March 31, 1995, and the period from inception (July 23, 1985) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Autonomous Technologies Corporation as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the year ended December 31, 1996, the nine months ended December 31, 1995, the year ended March 31, 1995, and the period from inception (July 23, 1985) to December 31, 1996, in conformity with generally accepted accounting principles.


/s/  ARTHUR ANDERSEN LLP


Orlando, Florida,
  February 21, 1997

                      AUTONOMOUS TECHNOLOGIES CORPORATION
                      -----------------------------------
                         (A Development Stage Company)


                  BALANCE SHEETS -- DECEMBER 31, 1996 AND 1995
                  --------------------------------------------



                 ASSETS                      1996         1995
                --------                  -----------  ----------
CURRENT ASSETS:
  Cash and cash equivalents               $ 2,980,036  $  492,326
  Investments                               9,263,754           -
  Restricted investment (Note 4)              162,000           -
  Inventories                                 262,607           -
  Prepaid expenses and other assets            63,018      47,527
                                          -----------  ----------
            Total current assets           12,731,415     539,853

PROPERTY AND EQUIPMENT, net (Note 2)          453,555     235,640

ADVANCE LICENSING FEES                        750,000           -

OTHER ASSETS                                  209,279      24,000
                                          -----------  ----------
            Total assets                  $14,144,249  $  799,493
                                          ===========  ==========

   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
  -----------------------------------------------

CURRENT LIABILITIES:
  Accounts payable                        $   834,785  $  326,527
  Accrued expenses                            422,254     230,281
  Note payable (Note 4)                       151,299           -
  Current portion of obligations under         55,130       4,469
   capital leases (Note 3)
  Advance from stockholder (Note 5)                 -   1,000,000
                                          -----------  ----------
            Total current liabilities       1,463,468   1,561,277

OBLIGATIONS UNDER CAPITAL LEASES, less
 current portion (Note 3)                     122,133      22,832

OBLIGATION UNDER STRATEGIC ALLIANCE
 AGREEMENT (Note 5)                           975,000     375,000

CONVERTIBLE NOTE PAYABLE (Note 5)                   -   2,405,000
                                          -----------  ----------
            Total liabilities               2,560,601   4,364,109
                                          -----------  ----------

COMMITMENTS AND CONTINGENCIES (Notes 3, 5, 6, 7 and 10)


                      AUTONOMOUS TECHNOLOGIES CORPORATION
                      -----------------------------------
                         (A Development Stage Company)


                  BALANCE SHEETS -- DECEMBER 31, 1996 AND 1995
                  --------------------------------------------
                                  (continued)



LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                (continued)                     1996           1995
---------------------------------------------  -----           ----
STOCKHOLDERS' EQUITY (DEFICIT)
 (Notes 5, 6 and 7):
   Convertible preferred stock-
     Series A, $1.00 par value; 0 and
      4,000 shares authorized; 0 and
      3,354 shares issued and                        -         3,354
      outstanding at December 31, 1996
      and 1995, respectively
     Series B, $1.00 par value; 0 and
      2,000 shares authorized; 0 and
      1,483 shares issued and                        -         1,483
      outstanding at December 31, 1996
      and 1995, respectively
     Series C, $1.00 par value; 0 and
      8,000 shares authorized; 0 and
      2,927 shares issued and                        -         2,927
      outstanding at December 31, 1996
      and 1995, respectively
     Series D, $1.00 par value; 0 and
      5,000 shares authorized; 0 and
      2,456 shares issued and                        -         2,456
      outstanding at December 31, 1996
      and 1995, respectively
     Undesignated series, $.01 par
      value; 1,000,000 shares
      authorized at December 31, 1996;               -             -
      0 shares issued and outstanding

  Common stock, $.01 par value;
   15,000,000 shares authorized,
   6,763,187 shares issued and
   outstanding at December 31, 1996;            67,632        12,450
   8,175,000 shares authorized,
   1,245,000 shares issued and
   outstanding at December 31, 1995
  Additional paid-in capital                28,784,708     4,673,362
  Deficit accumulated during the
   development stage                       (17,268,692)   (8,260,648)
                                          ------------    ----------
            Total stockholders' equity      11,583,648    (3,564,616)
             (deficit)                    ------------    ----------
                                          $ 14,144,249   $   799,493
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

                      AUTONOMOUS TECHNOLOGIES CORPORATION
                      -----------------------------------
                         (A Development Stage Company)


                            STATEMENTS OF OPERATIONS
                            ------------------------



                                                                                          Cumulative
                                                          Nine Months                   from Inception
                                           Year Ended        Ended       Year Ended   (July 23, 1985) to
                                          December 31,   December 31,    March 31,       December 31,
                                              1996           1995           1995             1996
                                          ------------   ------------   ------------  ------------------
REVENUES FROM RESEARCH GRANTS             $          -   $          -   $         -         $  3,450,517

OPERATING EXPENSES:
  Costs of revenues from research grants             -              -             -            3,465,596
  Clinical trials                            1,715,412        602,847       569,389            2,889,877
  Research and development                   3,521,381      1,698,056     1,608,032            7,353,756
  Selling and marketing (Notes 5 and 6)      1,190,898        478,439        40,349            1,961,933
  General and administrative                 1,852,351        974,738       562,042            4,026,649
  Other expenses (Notes 5 and 10)            1,283,874        375,000             -            1,658,874
                                          ------------   ------------   ------------        ------------
OPERATING LOSS                              (9,563,916)    (4,129,080)   (2,779,812)         (17,906,168)

OTHER INCOME (EXPENSE):
  Interest income                              581,866         32,155        90,923              705,503
  Interest expense                             (25,994)        (2,120)       (6,460)             (63,255)
                                          ------------   ------------   ------------        ------------
LOSS BEFORE PROVISION FOR INCOME TAXES
                                            (9,008,044)    (4,099,045)   (2,695,349)         (17,263,920)

PROVISION FOR INCOME TAXES (Note 8)                  -              -             -                4,772
                                          ------------   ------------   ------------        ------------
NET LOSS                                   $(9,008,044)   $(4,099,045)  $(2,695,349)        $(17,268,692)
                                          ============   ============   ============        ============
LOSS PER SHARE:
  Net loss per share                       $     (1.62)   $     (1.26)  $     (0.84)
                                          ============   ============   ============
  Weighted average common and common
   equivalent shares used in computing
   net loss per share                        5,570,272      3,245,245     3,211,721
                                          ============   ============   ===========



        The accompanying notes are an integral part of these statements.

                     AUTONOMOUS TECHNOLOGIES CORPORATION
                      -----------------------------------
                         (A Development Stage Company)


                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                  --------------------------------------------

       FOR THE PERIOD FROM INCEPTION (JULY 23, 1985) TO DECEMBER 31, 1996
       ------------------------------------------------------------------
                                    (Note 6)

                                                                                                                 Deficit
                                                    Convertible                                                Accumulated
                                                  Preferred Stock              Common Stock       Additional   During the
                                          ------------------------------  -----------------------   Paid-in    Development
                                              Shares          Amount        Shares      Amount      Capital       Stage
                                          ---------------  -------------  ---------  ------------  ----------  ------------
BALANCE, July 23, 1985                                  -     $       -            -    $       -  $        -  $         -

  Issuance of common stock                              -             -    1,125,000       11,250      76,250            -
  Issuance of Series A convertible                  3,000         3,000            -            -     723,233            -
   preferred stock
  Issuance of Series B convertible                  1,313         1,313            -            -     374,071            -
   preferred stock
  Net loss                                              -             -            -            -           -   (1,466,254)
                                          ---------------  -------------  ----------  -----------  ----------  ------------
BALANCE, March 31, 1994                             4,313         4,313    1,125,000       11,250   1,173,554   (1,466,254)

  Issuance of Series A convertible                    354           354            -            -      80,180            -
   preferred stock
  Issuance of Series B convertible                    170           170            -            -      49,017            -
   preferred stock
  Issuance of Series C convertible                  2,927         2,927            -            -   1,535,270            -
   preferred stock
  Net loss                                              -             -            -            -           -   (2,695,349)
                                          ---------------  -------------  ----------  -----------  ----------  ------------
BALANCE, March 31, 1995                             7,764         7,764    1,125,000       11,250   2,838,021   (4,161,603)

  Common stock placed in escrow for                     -             -      120,000        1,200      22,850            -
   future services
  Issuance of Series D convertible                  2,456         2,456            -            -   1,211,717            -
   preferred stock
  In-kind services provided by                          -             -            -            -     220,148            -
   stockholder
  Compensation under stock option plan                  -             -            -            -     380,626            -
  Net loss                                              -             -            -            -           -   (4,099,045)
                                          ---------------  -------------  ----------  -----------  ----------  ------------
BALANCE, December 31, 1995                         10,220        10,220    1,245,000       12,450   4,673,362   (8,260,648)

                      AUTONOMOUS TECHNOLOGIES CORPORATION
                      -----------------------------------
                         (A Development Stage Company)


                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                  --------------------------------------------

       FOR THE PERIOD FROM INCEPTION (JULY 23, 1985) TO DECEMBER 31, 1996
       ------------------------------------------------------------------
                                    (Note 6)
                                  (Continued)

                                   Convertible
                                 Preferred Stock              Common Stock                                  Deficit Accumulated
                              ----------------------     ----------------------     Additional Paid-In     During the Development
                                Shares      Amount         Shares      Amount             Capital                  Stage
                              ----------  ----------     ----------  ----------     ------------------     ----------------------
Balance, December 31, 1995       10,220      10,220       1,245,000      12,450              4,673,362               (8,260,648)

  Issuance of Series D
   convertible preferred stock    4,363       4,363              -           -               2,177,137                       -

  Conversion of all preferred
   stock upon closing of
   initial public offering      (14,583)    (14,583)      2,187,450      21,875                 (7,292)                      -

  Conversion of note
   payable and advance from          -           -          817,500       8,175              3,396,825                       -
   stockholder upon closing
   of initial public
   offering

  Issuance of common stock           -           -        2,500,000      25,000             17,868,000                       -
   in initial public
   offering, net of
   offering costs
  In-kind services provided          -           -               -           -                 449,736                       -
   by stockholder
  Compensation under stock           -           -               -           -                 218,890                       -
   option plan
  Exercise of stock options          -           -           13,237         132                  8,050                       -
  Net loss                           -           -               -           -                      -                (9,008,044)
                              ----------  ----------     ----------  ----------     ------------------     ---------------------
BALANCE, December 31, 1996           -    $      -        6,763,187  $   67,632     $       28,784,708     $        (17,268,692)
                              ==========  ==========     ==========  ==========     ==================     =====================


        The accompanying notes are an integral part of these statements.

                      AUTONOMOUS TECHNOLOGIES CORPORATION
                      -----------------------------------
                         (A Development Stage Company)


                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                                          Nine Months                   Cumulative from
                                           Year Ended        Ended       Year Ended        Inception
                                          December 31,   December 31,    March 31,    (July 23, 1985) to
                                              1996           1995           1995       December 31, 1996
                                          -------------   -------------  ------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                $ (9,008,044)   $(4,099,045)  $(2,695,349)        $(17,268,692)
  Adjustments to reconcile net loss to
   net cash used in operating
   activities-
     In-kind services provided by
      stockholder                              449,736        220,148             -              669,884
     Compensation expense under stock
      option plan                              218,890        380,626             -              599,516
     Compensation expense related to
      common stock placed in escrow for
      future services                                -         24,050             -               24,050

     Convertible preferred stock issued
      for services                                   -        132,500             -              162,500
     Loss on disposal of property and
      equipment                                 85,167              -             -               85,167
     Depreciation and amortization             173,724         33,886        30,913              378,805
     Changes in assets and liabilities-
       Decrease in trade accounts
        receivable                                   -              -        11,882                    -
       Increase in inventory                  (262,607)             -             -             (262,607)
       Decrease (increase) in prepaid
        expenses and other assets             (200,770)        35,248       (57,185)            (242,297)
       Increase in advance licensing
        fees                                  (750,000)             -             -             (750,000)
       Increase (decrease) in accounts
        payable                                508,258        267,263      (101,365)             834,785
       Increase (decrease) in accrued
        expenses                               191,973        137,660       (13,860)             422,254
       Increase in obligation under
        strategic alliance agreement           600,000        375,000             -              975,000
                                          -------------   -------------  ------------  -------------------
            Net cash used in operating
             activities                     (7,993,673)    (2,492,664)   (2,824,964)         (14,371,635)
                                          -------------   -------------  ------------  -------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures on property and
   equipment                                  (298,287)       (71,098)     (125,859)            (710,694)
  Restricted investment                       (162,000)             -             -             (162,000)
  Investments made                         (14,144,080)             -             -          (14,144,080)
  Investment proceeds                        4,880,326              -             -            4,880,326
                                          -------------   -------------  ------------  -------------------
            Net cash used in investing
             activities                     (9,724,041)       (71,098)     (125,859)         (10,136,448)
                                          -------------   -------------  ------------  -------------------

                      AUTONOMOUS TECHNOLOGIES CORPORATION
                      -----------------------------------
                         (A Development Stage Company)


                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                  (continued)

                                                          Nine Months                  Cumulative from
                                           Year Ended        Ended      Year Ended        Inception
                                          December 31,   December 31,    March 31,   (July 23, 1985) to
                                              1996           1995          1995       December 31, 1996
                                          ------------   ------------   -----------  ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of
   convertible preferred stock               2,181,500      1,081,673    1,667,918            6,002,708
  Net proceeds from issuance of common
   stock                                    17,893,000              -            -           17,980,500
  Proceeds from exercise of stock
   options                                       8,182              -            -                8,182
  Payment of obligation under capital
   lease                                       (28,557)        (1,013)           -              (29,570)
  Net proceeds from note payable               151,299              -            -              151,299
  Advance from stockholder                           -      1,000,000            -            1,000,000
  Proceeds from issuance of convertible
   note payable                                      -              -    2,405,000            2,405,000
  Proceeds from long-term debt                       -              -            -              200,000
  Repayment of long-term debt                        -              -     (121,560)            (200,000)
  Other, net                                         -              -      (30,000)             (30,000)
                                          ------------   ------------   -----------  ------------------
            Net cash provided by
             financing activities           20,205,424      2,080,660    3,921,358           27,488,119
                                          ------------   ------------   -----------  ------------------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                            2,487,710       (483,102)     970,535            2,980,036

CASH AND CASH EQUIVALENTS, beginning of
 year                                          492,326        975,428        4,893                    -
                                          ------------   ------------   -----------  ------------------
CASH AND CASH EQUIVALENTS, end of year     $ 2,980,036     $  492,326   $  975,428          $ 2,980,036
                                          ============   ============   ===========  ==================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
  Cash transactions-
     Interest paid                         $    22,057     $    2,120   $    6,460          $    59,318
  Non-cash transactions-
     Property and equipment purchases
      subject to capital lease
      obligations                          $   178,519     $   28,314   $        -          $   206,833
     Advance from stockholder converted
      to common stock                      $ 1,000,000   $          -   $        -          $ 1,000,000
     Convertible note converted to
      common stock                         $ 2,405,000   $          -   $        -          $ 2,405,000

   The accompanying notes are an integral part of these statements

                      AUTONOMOUS TECHNOLOGIES CORPORATION
                      -----------------------------------
                         (A Development Stage Company)


                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                 DECEMBER 31, 1996 AND 1995, AND MARCH 31, 1995
                 ----------------------------------------------



1. ORGANIZATION, FUNDING AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
   ---------------------------------------------------------------------

Organization and Funding
------------------------

Autonomous Technologies Corporation (the Company) was incorporated in the State of Florida in 1985. The Company was formed to pursue applications in the specialized field of laser radar (LADAR). The Company has now focused its efforts on applying the unique LADARVision(R) technology to the medical field of ophthalmology and has developed an ophthalmic laser product for vision correction, tradenamed Tracker-assisted Photo Refractive Keratectomy (T-PRK(R)) System.

The Company generated revenues under government research grants during the early years of its existence while it was developing commercial applications of the LADAR technology. The final grant under which the Company conducted such research was completed in February 1994. All subsequent research and clinical development efforts have been devoted toward ophthalmic commercial applications for its LADARVision(R) technology.

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

The Company's management intends to seek additional funding through an equity offering during 1997 to help fund the Company's operations as it progresses through clinical trials directed at seeking approval from the U.S. Food & Drug Administration (FDA).

Summary of Significant Accounting Policies
------------------------------------------

Basis of Presentation
---------------------

Development Stage Company

The Company's primary operations since inception have been devoted to developing commercial applications of the LADAR technology. No significant operating revenue has yet been generated. As a result, the financial statements are presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises." In order to generate significant revenues and become an operating business, the Company will need to build non-U.S. sales and marketing capabilities and commercially introduce the T-PRK(R) System overseas. Additionally, the Company must complete FDA clinical trial protocols and achieve a Pre-Market Approval (PMA) from the FDA before commencing U.S. sales and marketing activities. Several companies are actively marketing ophthalmic laser devices outside the U.S. The first such device was approved by the FDA for U.S. marketing in late 1995, and additional other competitors may enter the U.S. market ahead of the Company.

Change in Fiscal Year

The Company changed its fiscal year from March 31 to December 31 effective December 31, 1995. This change was made to be consistent with general medical device industry practice. As a result, the fiscal period ended December 31, 1995, presented herein is a nine-month period.

Cash and Cash Equivalents

Cash in excess of immediate operating needs is invested for up to 90 days in liquid money market and/or marketable debt securities, such as commercial paper, in accordance with the Company's investment policy. Such cash equivalents are stated at cost plus accrued interest which approximates market value. The Company considers these investments as cash for cash flow statement purposes.

Investments

Certain other liquid funds of the Company have been invested for terms in excess of 90 days in Treasury and Agency securities. These investments are being accounted for as "available-for-sale" securities under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Realized gains and losses are computed using the specific identification method. As of December 31, 1996, the investments are stated at amounts which approximate quoted market value.

These investments mature as follows:

       Year Ending
      December 31,                                     Amount
     -------------                                     ------

         1997.....................................  $4,463,680
         1998.....................................   4,800,074

Inventories

As of December 31, 1996, all inventory is made up of component parts for T-PRK(R) Systems which are stated at the lower of cost or market. Cost is determined on the first-in, first-out method.

Advance Licensing Fee

The Company paid an advance licensing fee for the right to use certain patented technology in commercial applications of its T-PRK(R) System in the future. License fees will be due based on agreed upon percentages of certain of the Company's future revenues, as defined in the license agreement.

Property and Equipment, Net

Property and equipment is recorded at cost less accumulated depreciation and amortization. The Company provides depreciation primarily using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the term of the lease or the life of the asset. Asset lives range as follows:

                                              Years
                                              -----

      Furniture and office equipment.......    3-7
      Assembly, design and test equipment..    3-7

Research and Development

Research and development costs, which include the costs to pursue new patents and the costs of building prototype and clinical T-PRK(R) System units, are expensed as incurred (see Software Development Costs).

Software Development Costs

Costs of developing software that will be used in the T-PRK(R) System units has been included in research and development expenses since technological feasibility has not yet been established. Once technological feasibility is established, the Company intends to capitalize such costs and report them at the lower of unamortized cost or net realizable value. Due to uncertainties surrounding the FDA approval process, technological feasibility will not be considered established until the approval process has advanced to the point when the Company has received its PMA from the FDA.

Income Taxes

The Company accounts for income taxes using an asset and liability approach which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Deferred income taxes have been provided for the differences between the financial reporting and income tax reporting basis of the Company's assets and liabilities. These temporary differences consist of differences between the timing of the deduction of certain amounts between income tax reporting purposes and financial statement purposes. Due to uncertainties regarding the Company's ability to realize the benefits of its deferred tax assets through future operations, a valuation allowance has been established.

Net Loss Per Share

Except as noted below, net loss per share is computed using the weighted average number of common shares outstanding adjusted for the stock split discussed below. Common equivalent shares from stock options and warrants are excluded from the computation as their effect is anti-dilutive. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83 ("SAB No. 83"), stock, stock warrants and stock options issued by the Company during the 12 months preceding the initial filing date of the initial public offering have been included in the calculation of weighted average common and common equivalent shares outstanding, using the treasury stock method based on the initial public offering price of $8.00, as if the options were outstanding for all periods presented prior to and including the interim period of the initial public offering.

The amounts reported for net loss per share and weighted average common and common equivalent shares for the nine month period ended December 31, 1995, and for the year ended March 31, 1995, have been revised to include the effects of Series D Convertible Preferred Stock and stock options issued subsequent to December 31, 1995, but prior to the initial filing date of the initial public offering in accordance with SAB No. 83. The unaudited quarterly net loss per share information presented in Note 11 has also been revised, as appropriate.

All share and per-share information in the financial statements have been adjusted to give effect to the 150-for-1 stock split and par value restatement which became effective upon Board of Directors (the Board) and shareholder approval on February 14, 1996, as further discussed below in the notes.

Stock Authorization and Stock Split

On February 14, 1996, the Board approved a 150-for-1 stock split of the Company's common stock and a restatement of the par value of the Company's common stock to $.01 per share, accompanied by an increase in authorized common shares to 15,000,000. The Board also approved the creation of a new class of convertible preferred stock of the Company and approved an authorization of 1,000,000 shares of such stock, whose price, rights, privileges and related terms shall be determined by the Board at the time of issuance. On February 13, 1997, the Board authorized an increase in authorized common shares to 25,000,000, subject to stockholder approval.

Fair Value of Financial Instruments

The carrying amounts of the Company's financial assets and liabilities, including cash and cash equivalents and accounts payable at December 31, 1996 and 1995, approximate fair value because of the short maturity of these items. The carrying amount of the Company's obligation under capital lease approximates fair value at December 31, 1996 and 1995, since the interest rates approximate rates currently available to the Company for borrowings and investments.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Effective January 1, 1996, the Company changed the estimated useful lives for some of its property and equipment from five years to three years. The effect of this change in accounting estimate on net loss and net loss per share for the year ended December 31, 1996, is immaterial.

Reclassifications

Certain prior-year amounts have been reclassified to conform with the current-year presentation.

Newly Issued Accounting Standards

Long-Lived Assets
-----------------

Effective January 1, 1996, the Company adopted SFAS No. 121, "Accounting for Impairment of Long-Lived Assets" (SFAS 121). SFAS 121 requires entities to review the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The implementation of SFAS 121 did not have a material effect on the accompanying financial statements.

Stock-Based Compensation
------------------------

Effective January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 requires that the Company's financial statements include certain disclosures about stock-based employee compensation arrangements and permits the adoption in a change in accounting for such arrangements. Changes in accounting for stock-based compensation are optional and the Company decided to continue its application of Accounting Principles Board Opinion No. 25 (APB 25) and adopt only the disclosure requirements of SFAS 123 (see Note 7).

Earnings per Share
------------------

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 establishes new standards for computing and presenting earnings per share ("EPS"). Specifically, SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS, requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997; earlier application is not permitted. At this time management has not determined the impact of SFAS No. 128 on the loss per share amounts presented in the accompanying statements of operations and in Note 11.

2.    PROPERTY AND EQUIPMENT:
      -----------------------

Property and equipment consisted of the following as of December 31, 1996 and 1995:

                                             1996        1995
                                          ---------   ---------
   Furniture and office equipment.......  $ 475,732   $ 299,351
   Assembly, design and test equipment..    298,823     116,963
   Leasehold improvements...............          -      24,407
                                          ---------   ---------
                                            774,555     440,721
   Less- Accumulated depreciation and
    amortization........................   (321,000)   (205,081)
                                          ---------   ---------
            Property and equipment, net.  $ 453,555   $ 235,640
                                          =========   =========

As of December 31, 1996, the Company held equipment under capital leases at a net book value of approximately $162,000. Depreciation expense totaled of $173,724, $33,886 and $30,913 for the periods ended December 31, 1996 and 1995, and March 31, 1995, respectively.

3.  LEASE OBLIGATIONS:
    ------------------

The Company has acquired computer, design and communications equipment under capital lease arrangements. The effective interest rate on the leases range from 12 percent to 17 percent. The Company also leases office, lab and production space under a non-cancelable operating lease agreement which expires on August 31, 1998. The lease requires fixed monthly payments including common area charges, until the Company moves to a new facility. The Company plans to move to a new facility in May 1997, as described below. At that time, the Company will remit a negotiated buy-out payment on its remaining current lease obligation.

During 1996, the Company executed a lease for a main office and production facility with approximately 25,000 square feet. The Company anticipates occupying the facility in May 1997. The lease term is 10 years, with two five-year renewal options and termination opportunities at years five and seven.
Base rent under this lease for the first year is $237,500, with annual 3 percent increases in subsequent years, plus the Company's allocated portion of common area maintenance and other operating costs. The lease payments will include rent on up to $500,000 of landlord provided and tenant specified improvements, including certain outfitting of production areas.

Minimum future obligations under non-cancelable operating leases (including the lease for the new facilities) and the present value of future minimum capital lease payments as of December 31, 1996, are as follows:

     Year Ending                          Capital     Operating
     December 31,                         Leases        Leases
    -------------                         --------     ----------

       1997.............................  $ 81,730   $  186,313
       1998.............................    81,730      244,595
       1999.............................    47,988      251,933
       2000.............................     9,898      259,491
       2001.............................         -      267,276
       2002 and thereafter..............         -    1,780,713
                                          --------   ----------
       Total minimum lease payments.....   221,346   $2,990,321
                                                     ==========
       Less- Amount representing
        interest........................   (44,083)
                                          --------
       Present value of minimum lease
        payments........................   177,263
       Less- Current portion............   (55,130)
                                          --------
       Long-term obligation.............  $122,133
                                          ========

Rent expense totaled approximately $168,741, $80,720 and $62,400 for the periods ended December 31, 1996 and 1995, and March 31, 1995, respectively.

4.  NOTE PAYABLE:
    -------------

The Company has a note payable outstanding in the amount of $151,299 as of December 31, 1996. The note payable matures on January 2, 1997, and bears interest at a rate of 5.5 percent per annum. A certificate of deposit of $162,000, recorded as a restricted investment on the balance sheet, is held as collateral for the note payable.

5.  STRATEGIC ALLIANCE:
    -------------------

1994 Strategic Alliance with CIBA
---------------------------------

In May 1994, the Company entered into a strategic marketing alliance (the Purchase Agreement) with CIBA Vision Group Management, Inc. (CIBA), whereby CIBA invested $2,405,000 into the Company and received an interest-free, convertible note of $2,405,000 (the Note) with a three-year term, made an equity investment in the Company (see Note 6), and acquired exclusive marketing rights outside of North America to the T-PRK(R) System. The Note automatically converted into common stock upon the Company's initial public offering in May 1996.

1995 Strategic Alliance Modifications
-------------------------------------

On May 15, 1995, the Company entered into a Strategic Alliance Agreement (SAA) with CIBA which terminated the aforementioned marketing agreement with CIBA and amended the Purchase Agreement. Under this agreement, the Company regained control of all marketing rights, received a $1,000,000 cash payment (see below), and a commitment of $1,000,000 worth of contributed sales and marketing services over three years. In return, CIBA obtained the right to a 6 percent commission on net revenue worldwide, as defined in the SAA, from all of the Company's equipment sales and patient procedure fees pertaining to ophthalmic refractive surgery. The commission is limited to $10,000,000 in the aggregate unless the Company chooses to continue paying such commissions for five additional years in
lieu of issuing the stock discussed below.   Unless the commission period is
extended, the Company is required to issue 529,500 shares of common stock to CIBA on May 15, 1999.

The Company is accruing for the obligation to issue the additional shares to CIBA under the SAA on a straight line basis from the agreement date of May 15, 1995, to the expected issuance date of May 15, 1999. The obligation being accrued over this four-year period is $2.4 million, which represents the value of the originally issuable preferred shares at the date of agreement. In the periods ended December 31, 1996 and 1995, the Company recorded $600,000 and $375,000, respectively, of expenses under this agreement which are included in other expenses on the accompanying statements of operations. This amount is recorded as the obligation under strategic alliance agreement in the accompanying balance sheets as of December 31, 1996 and 1995.

Under the SAA, CIBA has the right, at its sole discretion, to terminate the SAA upon 180 days notice to the Company whereby the Company would continue to be obligated to pay to CIBA the 6 percent commission for three years beyond termination on those T-PRK(R) Systems that were commercially placed at the time of termination. In this case, CIBA's right to the additional shares on May 15, 1999, would be terminated. Additionally, CIBA has the right to terminate the SAA upon 30 days notice should there be a change of control of the Company or if the commercial value of the Company's technology is materially impacted.

The $1,000,000 cash payment from CIBA referred to above was, in accordance with the terms of the SAA, reclassified to additional paid-in capital upon the Company's initial public offering. This amount was previously reflected as advance from shareholder in the accompanying balance sheet as of December 31, 1995.

During the periods ended December 31, 1996 and 1995, CIBA contributed sales and marketing services of $449,736 and $220,148, respectively, to the Company. This amount has been recorded as selling and marketing expense in the accompanying statements of operations, with a corresponding increase to additional paid-in capital.

6.  CONVERTIBLE PREFERRED AND COMMON STOCK:
    ---------------------------------------

Convertible Preferred Stock
---------------------------

The Company funded operations from 1993 until its initial public offering primarily using the net proceeds from sales of four series of convertible preferred stock as follows:

 Preferred Stock Issue        Fiscal Years Issued       Net Amount Raised
----------------------       --------------------       -----------------
   Series A              March 31, 1993, 1994 and 1995         $  806,767
   Series B              March 31, 1994 and 1995                  424,571
   Series C              March 31, 1995                         3,943,197
   Series D              December 31, 1995 and 1996             3,395,673

The proceeds of the Series C shares in the table include the Note to CIBA that subsequently converted to common stock. These shares of four preferred stock series automatically converted into an aggregate of 2,187,450 shares of common stock in connection with the Company's initial public offering in May 1996, as discussed in Note 1.

Common Stock and Common Stock Warrants
--------------------------------------

The Company issued detachable warrants for the purchase of 1,048,350 shares of common stock in connection with the Series D convertible preferred stock issued. The warrants have a weighted average exercise price of $3.47 per share. These warrants expire on February 28, 1999, have a cashless exercise provision, and are exercisable at any time during their term. As of December 31, 1996, no warrants have been exercised.

Upon completion of the initial public offering, the Company issued warrants for the purchase of 75,000 shares of common stock to the managing underwriters of the offering. These warrants have an exercise price of $9.60 per share, are exercisable after May 7, 1997, and have an expiration date of May 7, 1999.

In June 1995, the Company agreed to place 120,000 shares of common stock in escrow for the benefit of a CIBA employee who is providing sales and marketing services to the Company. A portion of these shares will be released to the individual in fixed annual increments over a three-year period. The remaining shares may be released to the individual over the same three years in varying amounts based upon performance. The Company is recording compensation expense for the fixed portion based upon the estimated fair market value of the stock at the date of grant, recognized ratably over the service period. The Company is recording compensation expense for the variable portion ratably over the service period using the estimated then current fair market value of the stock. Compensation expense of approximately $156,000 and $24,000 was recorded under this agreement during the periods ended December 31, 1996 and 1995, respectively. Those amounts are included in selling and marketing expense in the statements of operations for those periods.

Investor Rights Agreement
-------------------------

In connection with the Purchase Agreement, CIBA entered into an Amended and Restated Investors' Rights Agreement (the Rights Agreement) between the Company and certain holders of its shares. The Rights Agreement provides, among other things, for uniform registration and information among such holders and gives CIBA the right of first offer with respect to future offerings of any shares of any class of the Company's capital stock.

7. EMPLOYEE BENEFIT PLANS:
   -----------------------

Stock Options
-------------

In October 1995, the Board established the Autonomous Technologies Corporation 1995 Stock Option Plan (1995 Option Plan), authorizing a total of 1,050,000 common shares for the purpose of attracting and retaining the services of qualified employees, directors and consultants. Concurrent with the formation of the 1995 Option Plan, the Board authorized grants totaling 597,600 shares. Options under the 1995 Option Plan can be either incentive stock options for employees and directors or non-qualified stock options for consultants and generally vest ratably over the five-year period following their grant. Options granted under the 1995 Option Plan can have a term of no more than 10 years.

In February 1996, the Board established the Autonomous Technologies Corporation Employee Stock Purchase Plan (1996 ESPP), authorizing a total of 75,000 common shares for the purpose of providing qualifying employees the opportunity to purchase shares in accordance with the terms of the 1996 ESPP at a discount of 15 percent from market. The 1996 ESPP began operation on July 1, 1996.

There were no options granted by the Company during the year ended March 31, 1995. A summary of the Company's 1995 Option Plan and 1996 ESPP as of December 31, 1996 and 1995, and changes during the periods then ended is presented below:

                                           1996 Option Plan                            1996 ESPP
                                  --------------------------------         -----------------------------------
                                                 Weighted-Average                            Weighted-Average
                                     Shares       Exercise Price               Shares         Exercise Price
                                    ------       ----------------             --------       ----------------
   Granted in 1995                   597,600             $  .29                     -                $    -
                                     -------             ======                -------               =======
   Outstanding as of
    December 31, 1995                597,600                .29                     -                     -
                                                         ======                                      =======
   Granted in 1996                   283,550               5.02                 1,417                  3.40
                                                         ======                                      ======
   Exercised in 1996                 (11,820)               .28               (1,417)                  3.40
                                     -------             ======               --------               ======
   Outstanding as of
    December 31, 1996                869,330             $ 1.84                     -                $   -
                                     =======             ======               ========               ======

   SFAS 123 weighted-average
    fair value of options
    granted during the year:
         1995                        597,600             $ 2.08                     -                     -
         1996                        283,550             $ 3.42                 1,417                $ 1.02

The following table summarizes information about stock options outstanding at December 31, 1996:


                                                 Options Outstanding                                  Options Exercisable
                          ------------------------------------------------------------     --------------------------------------
                                Number          Weighted-Average      Weighted-Average     Number Exercisable    Weighted-Average
   Range of                 Outstanding at         Remaining           Exercise Price        at December 31,      Exercise Price
   Exercise                  December 31,       Contractual Life     -----------------           1996            ---------------
   Prices                        1996           ----------------                           -------------------
-----------               -----------------
 $  .13 - $  .33                612,780             8.8 years              $   .30               232,410                 $.25
 $ 4.00 - $ 8.00                256,550             9.7 years              $  5.52                     -                    -
                             ----------                                    -------               -------                 ----
                                869,330                                    $  1.84               232,410                 $.25
                             ==========                                    =======               =======                 ====

The options outstanding at December 31, 1996, expire from February 2003 to December 2006. There are 168,850 shares remaining available for grant in the 1995 Option Plan and 73,583 shares remaining available for grant in the 1996 ESPP at December 31, 1996. On February 13, 1997, the Board authorized an increase in shares reserved for the 1995 Option Plan to 1,750,000, subject to stockholder approval.

For options granted during the periods ended December 31, 1996 and 1995, the Company recognized compensation expense under APB 25 of $218,890 and $380,626, respectively. According to the current vesting schedules related to those individual option grants, the Company will recognize additional compensation expense as follows:

            Year Ending
            December 31,                                 Amount
           -------------                                 ------

              1997....................................  $195,600
              1998....................................   190,300
              1999....................................   177,900
              2000....................................   108,500
              2001....................................       700
                                                         -------
                                                        $673,000
                                                        ========

The Company has not elected to adopt the compensation measurement provisions SFAS 123. Had the Company elected to measure compensation using the methodology prescribed in SFAS 123 for options during the periods ended December 31, 1996 and 1995, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                        Nine Months
                                           Year Ended      Ended
                                          December 31,  December 31,
                                              1996          1995
                                          ------------  ------------
   Net loss                  As reported    $9,008,044    $4,099,045
                             Pro forma      $9,296,000    $4,126,000

   Primary loss per share    As reported    $     1.62    $     1.12
                             Pro forma      $     1.67    $     1.13

The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions used for grants in 1995 and 1996 as follows:

                                                 Expected
           Grant Tier              Volatility      Life     Interest Rates
   --------------------------      ----------    --------   --------------
                                                 (in years)
   1995 initial grants                    60%        4.1          5.8%
   1996 grants                            60%        6.3       5.6% - 6.8%
   Employee stock purchase plan           60%        0.5          5.4%

401(k) Plan
-----------

In December 1995, the Board authorized the formation of a retirement plan for the Company's employees that qualifies under Internal Revenue Code (IRC) Section 401(k). The Plan, which began January 1, 1996, covers employees who have attained at least 18 years of age with three or more months of service. The Company may, at the Board's discretion, make matching contributions to the employee contributions. The Company made no matching contributions in 1995 or 1996.

8.  INCOME TAXES:
    -------------

The reconciliation of the benefit for income taxes based upon the U.S. statutory federal rate (34 percent) to the Company's provision for income taxes is as follows for the periods ended:

                                          December 31,   December 31,    March 31,
                                              1996           1995           1995
                                         --------------  -------------  ------------
   Expected tax benefit at statutory
    rate                                   $(3,063,000)   $(1,394,000)  $  (916,000)
   (Increase) decrease resulting from:
      State income tax benefit,
      net of federal tax benefit              (327,000)      (149,000)      (98,000)
      Costs incurred but not deductible
       for tax purposes                          6,000         18,000        24,000
      Increase in the valuation
       allowance                             3,384,000      1,525,000       990,000
                                         --------------  -------------  ------------
          Total provision for income
           taxes                           $        -    $         -    $        -
                                         ==============  =============  ============

The Company's deferred tax accounts consisted of the following as of December 31, 1996 and 1995:

                                                             1996           1996
                                                          -----------   -----------
  Assets:
      Net operating loss (NOL) carryforwards.........     $ 5,382,000   $ 2,560,000
      Accruals and other.............................       1,042,000       480,000
                                                          -----------    ----------
                                                            6,424,000     3,040,000
      Less - Valuation allowance.....................      (6,424,000)   (3,040,000)
                                                          -----------    ----------
                                                          $        -     $       -
                                                          ===========    ==========

The NOL carryforwards expire in years 2005 through 2011.

The Company has had greater than 50 percent ownership changes in 1993, 1994 and 1996, as defined under the rules of IRC Section 382. Consequently, the use of approximately $8,700,000 in NOL carryforwards generated in periods prior to the changes in control against future taxable income in any one year may be limited. The maximum amount of limited NOL carryforwards usable in a given year is approximately $1,870,000. NOL carryforwards subsequent to May 1996, which are not subject to limitations, are approximately $7,000,000 at December 31, 1996.

9.  RELATED PARTY TRANSACTIONS:
    ---------------------------

The Company received general and medical advisory services from three of its directors. The Company was charged $72,000, $18,194 and $25,500 for such services in the periods ended December 31, 1996 and 1995, and March 31, 1995, respectively. See also Note 5 which describes the relationship with CIBA, a related party.

10. CONTINGENCIES:
    --------------

Legal Matters

In July 1996, VISX, Inc. (VISX) sued the Company in London, England, alleging that the Company infringed on certain European Community patents held by VISX. The Company is aggressively defending the lawsuit brought by VISX in London. It is the opinion of management that it is too early in these proceedings to form a conclusion as to the ultimate outcome of the case. Therefore, the Company has not recorded any provision for loss or costs in the accompanying financial statements.

In October 1996, the Company filed suit in Federal Court of Canada, Trial Division against VISX. VISX is the holder of certain Canadian Letters patents relating to refractive laser surgery. The complaint filed by the Company seeks a declaratory judgment of non-infringement or invalidity, or both, with regard to the Company's T-PRK(R) System.

In October 1996, the Company filed suit in the United States District Court for the District of Delaware against Pillar Point Partners (Pillar Point), Summit Technologies, Inc. (Summit), VISX, Summit Partner, Inc. (Summit Partner) and VISX Partner, Inc. (VISX Partner) (collectively, the Defendants). The Defendants hold a portfolio of U.S. patents relating to refractive laser surgery. The complaint seeks a declaratory judgment of non-infringement, invalidity, and/or unenforceability, with regard to the Company's T-PRK(R) System.

As a result of these actions, the Company has incurred and anticipates that it will incur significant expenses consisting primarily of management resources, legal fees, expert witness fees and related expenses. The expenses incurred in 1996 are classified as other expenses in the accompanying statements of operations. These expenses could amount to over $100,000 per month for the foreseeable future depending on whether or not these matters can be settled and when the court proceedings, including jury trials, will be held concerning these matters. The Company believes that it does not infringe on the VISX or Pillar Point apparatus patents and that it must aggressively assert this position in order to bring its products to the commercial markets in the United States, Canada and the European Community. There can, however, be no assurances that pursuit of these actions will bring the Company any relief from the license arrangements that might be required nor is there any assurance that such licenses as might be needed to enter certain markets will be available to the Company if the Company does not prevail in its actions.

Product Liability and Insurance

The Company's business involves the risk of product liability claims. The Company has not experienced any product liability claims to date. The Company maintains a "claims made" product liability insurance policy with coverage limits of $4 million per ocurrence and $4 million in the aggregate. The inability of the Company to maintain adequate insurance coverage at any time could, in the event of product liability or other claims in excess of the Company's insurance coverage, have a material adverse effect on the Company's business, financial condition and results of operations. Additionally, the Company has agreed in the past, and is likely to agree in the future, to indemnify certain mdedical institutions and their personnel who participate in the Company's clinical studies.

11.   QUARTERLY FINANCIAL INFORMATION - UNAUDITED:
      --------------------------------------------

The tables below contain summarized unaudited quarterly data for the full year ended December 31, 1996 and the nine month fiscal year ended December 31, 1995. The Company believes this information reflects all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the quarterly information presented. The operating results for any quarter are not necessarily indicative of the results that may be expected for future periods.

                                             First           Second           Third           Fourth          Annual
                                            Quarter          Quarter         Quarter          Quarter         Totals
                                          -----------     ------------     ------------     ----------      -----------
1996
----
Operating loss                            $1,365,696       $2,061,456      $3,104,560       $3,032,204      $9,563,916
Net loss                                  $1,354,597       $1,923,320      $2,891,380       $2,838,747      $9,008,044
Net loss per share                        $    (0.36)      $    (0.39)     $    (0.43)      $    (0.42)     $    (1.62)
Shares used in computing net loss per
 share                                     3,741,303        4,985,331       6,749,950        6,753,012       5,570,272


1995
----
Operating loss                                *            $1,057,257      $1,227,996       $1,843,827      $4,129,080
Net loss                                      *            $1,043,607      $1,215,159       $1,840,279      $4,099,045
Net loss per share                            *            $    (0.32)     $    (0.37)      $    (0.56)     $    (1.26)
Shares used in computing net loss per
 share                                        *             3,222,425       3,245,163        3,267,900       3,245,245

* - The Company changed its fiscal year to December 31 during 1995, resulting in a nine month (three quarter) fiscal year. Certain quarterly net loss per share and shares used in computing net loss per share differ from what was filed in the Company's 10-Q's for their respective periods due to revision of assumed shares outstanding under the provisions of SAB No. 83.