Form 10-Q
period 1997-03-31
AUTONOMOUS TECHNOLOGIES CORP
filed 1997-05-09
CIK 899381

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

            For the transition period from _________ to __________

For the quarterly period ended           MARCH 31, 1997
                              --------------------------------------------------

Commission File Number:                      333-2068
                       ---------------------------------------------------------

                      AUTONOMOUS TECHNOLOGIES CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           FLORIDA                                       59-2554729
---------------------------------         --------------------------------------
 (State or other Jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)


                  2800 DISCOVERY DRIVE, ORLANDO, FLORIDA 32826
--------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                (407) 384-1600
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

              Former name, former address and former fiscal year,
                       if changed since the last report:

               520 N. Semoran Blvd., Suite 520, Orlando, FL 32807

    Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                          [X] Yes     [_] No

    On April 30, 1997, there were 6,888,689 shares of the registrant's $.01 par value Common Stock outstanding.

                      AUTONOMOUS TECHNOLOGIES CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                               Index to Form 10-Q

                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Balance Sheets as of March 31, 1997, and December 31, 1996                     3

Statements of Operations for the three months ended March 31, 1997 and
 1996, and for the cumulative period from inception to March 31, 1997          4

Statements of Cash Flows for the three months ended March 31, 1997 and
 1996, and for the cumulative period from inception to March 31, 1997          5

Notes to Financial Statements                                                  7

Item 2.  Management's Discussion and Analysis of Financial Condition and
    Results of Operations                                                      8


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    12

Item 2.  Changes in Securities                                                12

Item 3.  Defaults Upon Senior Securities                                      12

Item 4.  Submission of Matters to a Vote of Security Holders                  12

Item 5.  Other Information                                                    12

Item 6.  Exhibits and Reports on Form 8-K                                     12


SIGNATURES                                                                    13

                      AUTONOMOUS TECHNOLOGIES CORPORATION
                      -----------------------------------
                         (A DEVELOPMENT STAGE COMPANY)

                                BALANCE SHEETS
                                --------------

                                          MARCH 31,      DECEMBER 31,
                 ASSETS                     1997            1996
                 ------                     ----            ----
                                          (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents              $  1,363,662   $  2,980,036
   Investments (note 1)                      7,921,597      9,263,754
   Restricted investment                       136,717        162,000
   Inventories (note 1)                        348,534        262,607
   Prepaid expenses and other assets           267,421         63,018
                                          ---------------------------
              Total current assets          10,037,931     12,731,415
PROPERTY AND EQUIPMENT, net                    468,203        435,555
ADVANCE LICENSING FEES                         750,000        750,000
OTHER ASSETS                                   190,092        209,279
                                          ---------------------------
              Total assets                $ 11,446,226   $ 14,144,249
                                          ===========================


       LIABILITIES AND STOCKHOLDERS' EQUITY
       ------------------------------------

CURRENT LIABILITIES:
   Accounts payable                       $    383,533   $    834,785
   Accrued expenses                            444,478        422,254
   Note Payable                                123,881        151,299
   Current portion of Obligation under
     capital leases                             59,796         55,130
                                          ---------------------------
              Total current liabilities      1,011,688      1,463,468
OBLIGATION UNDER CAPITAL LEASES, less
 current portion                               103,918        122,133
OBLIGATION UNDER STRATEGIC ALLIANCE
 AGREEMENT                                   1,125,000        975,000
                                          ---------------------------
              Total liabilities              2,240,606      2,560,601
                                          ---------------------------

STOCKHOLDERS' EQUITY:
   Common stock $.01 par value 15,000,000
     shares authorized;  6,888,689 and
     6,763,187 shares issued and
     outstanding at March 31, 1997 and
     December 31, 1996, respectively            68,887         67,632
   Additional paid--in capital              29,003,265     28,784,708
   Deficit accumulated during the
     development stage                     (19,866,532)   (17,268,692)
                                          ---------------------------
              Total stockholders' equity     9,205,620     11,583,648
                                          ---------------------------
                                          $ 11,446,226   $ 14,144,249
                                          ===========================


      The accompanying notes are an integral part of these balance sheets.

                      AUTONOMOUS TECHNOLOGIES CORPORATION
                      -----------------------------------
                         (A DEVELOPMENT STAGE COMPANY)

                           STATEMENTS OF OPERATIONS
                           ------------------------
                                  (UNAUDITED)


                                                                                             CUMULATIVE
                                                                                           FROM INCEPTION
                                           THREE MONTHS ENDED     THREE MONTHS ENDED     (JULY 23, 1985) TO
                                               MARCH 31,              MARCH 31,               MARCH 31,
                                                 1997                   1996                    1997
                                                 ----                   ----                    ----
REVENUES FROM RESEARCH GRANTS               $     -               $       -              $  3,450,517

OPERATING EXPENSES:
    Costs of revenues from research grants        -                       -                 3,465,596
    Clinical trials                            589,282                 195,272              3,479,159
    Research and development                   774,049                 457,750              8,127,805
    Selling and marketing                      296,041                 180,805              2,257,974
    General and administrative                 509,822                 381,869              4,536,471
    Other expenses                             576,884                 150,000              2,235,758
                                            -----------           ------------           ------------

OPERATING LOSS                              (2,746,078)             (1,365,696)           (20,652,246)
OTHER INCOME (EXPENSE):
    Interest income                            156,809                  11,757                862,312
    Interest expense                            (8,571)                   (658)               (71,826)
                                            ----------            ------------           ------------

LOSS BEFORE INCOME TAXES                    (2,597,840)             (1,354,597)           (19,861,760)
INCOME TAXES                                      -                       -                     4,772
                                            ----------            ------------           ------------

NET LOSS                                   $(2,597,840)            $(1,354,597)          $(19,866,532)
                                           ===========            ============           ============

LOSS PER SHARE:
   Net loss per common and common
     equivalent share                            $(.38)                  $(.36)
                                           ===========            ============

   Weighted average common and common
     equivalent shares used in computing
     net loss per share (notes 1 and 2)      6,831,297               3,741,303
                                           ===========            ============

        The accompanying notes are an integral part of these statements.

                       AUTONOMOUS TECHNOLOGIES CORPORATION
                      ------------------------------------
                         (A DEVELOPMENT STAGE COMPANY)

                           STATEMENTS OF CASH FLOWS
                           ------------------------

                                  (UNAUDITED)

                                                                                                    CUMULATIVE
                                                                   THREE MONTHS ENDED              FROM INCEPTION
                                                                        MARCH 31,                (JULY 23, 1985) TO
                                                                   -----------------                   MARCH 31,
                                                               1997               1996                   1997
                                                               ----               ----                   ----
 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                   $(2,597,840)       $(1,354,597)   $(19,866,532)
    Adjustments to reconcile net loss to net cash used in
     operating activities-
     In-kind services provided by shareholder                      125,001             91,343         794,885
     Compensation expense related to employee stock options         48,912             72,160         648,428
     Compensation expense related to common stock placed in
      escrow for future services                                    43,779                  -         245,475
     Convertible preferred stock issued for services                     -                  -         162,500
     Loss on disposal of property and equipment                          -                  -          85,167
     Depreciation and amortization                                  55,469             12,904         434,274
     Changes in assets and liabilities-
       Increase in inventories                                     (85,927)                 -        (348,534)
       Increase in prepaid expenses and other assets              (185,215)                 -        (427,513)
       Increase in advance licensing fees                                -                  -        (750,000)
       (Decrease) increase in accounts payable                    (451,252)          (189,504)        383,533
       (Decrease) increase in accrued expenses                     (21,555)           329,094         223,053
       Increase in obligation under strategic alliance
        agreement                                                  150,000            150,000       1,125,000
                                                               -----------        -----------    ------------
                Net cash used in operating activities           (2,918,628)          (888,600)    (17,290,264)
                                                               -----------        -----------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                           (70,118)           (81,958)       (780,811)
    Restricted investment proceeds (investment made), net           25,283                  -        (136,717)
    Investments made                                            (2,261,274)                 -     (16,405,354)
    Investment proceeds                                          3,603,431                  -       8,483,757
                                                               -----------        -----------    ------------
                Net cash provided from (used in) investing
                   activities                                    1,297,322            (81,958)     (8,839,125)
                                                               -----------        -----------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from issuance of convertible preferred stock           -          2,181,500       6,002,708
     Net proceeds from issuance of common stock                          -                  -      17,980,500
     Proceeds from exercise of stock options                        45,899                  -          54,081
     Payment of obligation under capital leases                    (13,549)              (672)        (43,119)
     Net proceeds from note payable                                      -                  -         151,299
     Payment of note payable                                       (27,418)                 -         (27,418)
     Advance from shareholder                                            -                  -       1,000,000
     Proceeds from issuance of convertible note payable                  -                  -       2,405,000
     Proceeds from long-term debt                                        -                  -         200,000
     Repayment of long-term debt                                         -                  -        (200,000)
     Stock issuance costs incurred                                       -           (364,432)              -
     Other, net                                                          -              1,233         (30,000)
                                                               -----------        -----------    ------------
                Net cash provided by financing activities            4,932          1,817,629      27,493,051
                                                               -----------        -----------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            (1,616,374)           847,071       1,363,662

                      AUTONOMOUS TECHNOLOGIES CORPORATION
                      -----------------------------------
                         (A DEVELOPMENT STAGE COMPANY)

                           STATEMENTS OF CASH FLOWS
                           ------------------------
                                   CONTINUED
                                  (UNAUDITED)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            (1,616,374)      847,071    1,363,662

CASH AND CASH EQUIVALENTS, beginning of period                                   2,980,036       492,326            -
                                                                               -----------    ----------   ----------

CASH, end of period                                                            $ 1,363,662    $1,339,397   $1,363,662
                                                                               ===========    ==========   ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Noncash transactions-
      Property and equipment purchases subject to capital lease obligations    $         -    $    8,848   $  206,833
      Advance from stockholder converted to common stock                       $         -             -   $1,000,000
      Convertible note converted to common stock                               $         -             -   $2,405,000
    Cash transactions-
      Interest paid                                                            $     8,571    $      658   $   67,889

        The accompanying notes are an integral part of these statements.

                      AUTONOMOUS TECHNOLOGIES CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                MARCH 31, 1997

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Footnotes thereto included in the Autonomous Technologies Corporation ("Company") Annual Report on Form 10-K as filed March 21, 1997.

The Company's investments consist of U.S. Treasury and Agency securities with maturities beyond three months at the time of purchase. These investments are being accounted for as "available-for-sale securities" under Statement of Financial Accounting Standards No. 115. At March 31, 1997, the investments are stated at amounts which approximate quoted market value.

Inventories are stated at lower of cost or market. Cost is determined on the first-in, first-out method.

Fully diluted loss per common and common equivalent share is not presented due to the anti-dilutive effect (i.e. the effect of reducing loss per share) of the Company's stock options and warrants in accordance with Accounting Principles Board Opinion No. 15 ("APB No. 15"). See Note 2. below.


2.  NEWLY ISSUED ACCOUNTING STANDARD - EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 establishes new standards for computing and presenting earnings per share ("EPS"). Specifically, SFAS No. 128 replaces the presentation of primary EPS with a presentation of basic EPS, requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the diluted EPS computation. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997; earlier application is not permitted.

The Company's basic EPS, in accordance with SFAS No. 128, would be the same as the Company's presentation of loss per common and common equivalent share on the face of the Statement of Operations. Similar to the requirements of APB No. 15, SFAS No. 128 does not require presentation of diluted EPS in instances where the entity is operating at a loss and the result of the diluted EPS calculation is to reduce net loss per share. As a result, pro forma disclosures of diluted EPS are not required.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of important factors that could affect the Company's results, please refer to the Overview section and financial statement line item discussions set forth below.

The following discussion should be read in conjunction with the unaudited financial statements and notes thereto included in Part I -- Item 1 of this Quarterly Report; and in conjunction with the audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K filed with the Securities Exchange Commission on March 21, 1997.

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

Vision correction is one of the largest medical markets, with over 136 million people in the United States using eyeglasses or contact lenses. Within this group, approximately 60 million people are myopic. Industry sources estimate that Americans spend approximately $13 billion on eyeglasses, contact lenses and other vision correction products and services each year.

The Company is a development stage enterprise. Since inception, the Company has experienced significant operating losses, and, as of March 31, 1997, had an accumulated deficit of approximately $19.9 million. To date, the Company has had revenues relating only to research grants, which is an endeavor no longer pursued by the Company. The Company anticipates that its operating losses will continue for the foreseeable future because it plans to expend substantial resources in funding clinical trials, sales and marketing activities, commercial manufacturing, and research and development. Additionally, the Company is funding, and expects to continue to fund, a legal action against a patent pooling partnership that operates in the U.S. LVC industry. The Company expects that research and development expenses will remain at relatively high levels for the foreseeable future due to continued development of the Company's T-PRK(R) System, algorithms for additional surgical indications such as hyperopia, and the development of complementary technologies such as the Company's CustomCornea(TM) project. Additionally, it expects that both clinical trial costs and sales and marketing costs will escalate as those programs expand to meet the Company's business goals. The foregoing forward looking statements could be affected by certain risks and uncertainties, including: ability to complete research and development projects (and register their capabilities with the FDA) that the Company judges to be necessary to be a viable competitor in the future LVC marketplace; ongoing results from past and future clinical trials; foreign and subsequently, U.S., market acceptance of the T-PRK System; and the ability of the Company to ramp up production to adequate levels to meet demand and generate net revenues to cover the overhead of the business.

RESULTS OF OPERATIONS

Operating Expenses

Clinical trials expenses were $589,282 and $195,272 in the quarters ended March 31, 1997 and 1996, respectively. These expenses increased 202% due to the Company's addition of staff in the clinical department and the opening of its U.S. clinical trials program for low and moderate myopia and astigmatism in mid-March 1996. The Company pays the operating costs of the T-PRK Systems at the clinical sites, makes contributory payments toward patient recruitment and treatment, supplies Company staff to assist with operations, and retains clinical consulting services to assist with the collection and analysis of data and the preparation of FDA filings. As the Company adds additional staff during the balance of 1997 and progresses through additional clinical trials for hyperopia, LASIK and additional myopic indications, clinical trials expenses will continue to increase. There is no certainty that the conduct or results of the current or future clinical trials will result in FDA approvals for any of the surgical indications sought.

Research and development expenses were $774,049 and $457,750 in the quarters ended March 31, 1997 and 1996, respectively. The increase of 69% is due to the fact that research and development staffing has been increased since the 1996 first quarter, primarily to add systems integration and software engineers for continued T-PRK System improvements and to add scientists to conduct the Company's CustomCornea research project. While the Company's research efforts to date have been productive in creating the T-PRK System, it is uncertain whether continued investment in research and development will be as productive as it has been in the past, if at all. Further, it is uncertain whether the Company's CustomCornea project will produce a viable commercial product or procedure or whether such product or procedure will be approved by the FDA.

Selling and marketing expenses were $296,041 and $180,805 in the quarters ended March 31, 1997 and 1996, respectively. This increase of 64% reflects increases in compensation expenses and travel as the Company prepares to enter foreign markets. Additionally, the Company incurred a charge for stock compensation for a CIBA officer in the first quarter of 1997 that exceeded that in the same 1996 quarter. In mid-1995, with the signing of a Strategic Alliance Agreement with CIBA Vision, the company received a commitment of $1,000,000 worth of contributed sales and marketing services over three years. By March 31, 1997, approximately 80% of that $1,000,000 commitment had been utilized. The Company expects sales and marketing expenses to be among the fastest growing expenses in the immediate future as the Company's manufacturing capabilities are improved to support the placement of commercial systems in the balance of 1997 and into 1998. The Company has not placed a commercial system to date and it is uncertain whether the Company's pricing structure and product offering will be accepted by the LVC marketplace.

General and administrative expenses were $509,822 and $381,869 in the quarters ended March 31, 1997 and 1996, respectively. This increase of 34% is due to increased overall Company staffing which in turn requires increased infrastructure to support, including additional short-term space needs and telecommunications needs. Additionally, the Company incurred higher levels of travel, legal and other related costs as the business prepares for commercial activity. It is anticipated that those general and administrative expenses will continue to increase, but at a slower rate than the operating expenses discussed in the foregoing three paragraphs.

Other expenses were $576,884 and $150,000 in the quarters ended March 31, 1997 and 1996, respectively. There are two major components of this expense category:

1) An accrual which is being made for shares that may be issuable to CIBA Vision in May 1999 under the terms of the 1995 Strategic Alliance Agreement. The shares are to be issued unless certain requirements, relating to the accumulated 6% commission on revenues the Company will pay to CIBA Vision, are satisfied. The Company anticipates that the shares will be issued in May 1999.

2) Legal expenses that relate to the Company's pursuit, beginning in the latter half of 1996, of two legal actions and the defense of another, all having to do with alleged infringement, unenforceability and invalidity of certain LVC patents held in various jurisdictions by other participants in the LVC industry. In the first quarter of 1997, the Company was able to reach a settlement in two of those three cases whereby the Company received a license to utilize certain patents outside the U.S. As a result of these settlement negotiations, legal expenses increased in the 1997 quarter to over $100,000 per month. The Company is still pursuing, as the plaintiff, one case in the U.S. and expects to incur approximately $100,000 per month of legal expenses indefinitely in connection with this action. There can be no assurance that the continued pursuit of this remaining case will result in any change in commercial terms for the Company's T-PRK System in the U.S. Further, there can be no assurances that other legal matters will not be opened that the Company cannot presently foresee.

Interest income and interest expense

Interest income was $156,809 and $11,757 in the quarters ended March 31, 1997 and 1996, respectively. The increase was due to significantly higher average cash balances in the 1997 quarter, which is the direct result of the proceeds from the Company's initial public offering in 1996. Interest expense was $8,571 and $658 in the quarters ended March 31, 1997 and 1996, respectively. This increase in interest expense was due to the incurrence, in 1995 and 1996, of capital lease obligations for telecommunication and engineering systems. As the Company's cash balances are depleted in coming quarters in order to fund operations, interest income will continue to decline and interest expense will increase due to the Company's new capital leases relating to furniture and telecommunications equipment for its new facility.

Operating and Net Losses

The net effect of the foregoing expense items was that the Company's operating loss increased to $2,746,078, or by 101%, in the quarter ended March 31, 1997, from $1,365,696 in the quarter ended March 31, 1996. The Company's net loss increased to $2,597,840 or by 92%, in the quarter ended March 31, 1997, from $1,354,597 in the quarter ended March 31, 1996.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents and available-for-sale investments were $9,285,259 and $12,243,790 at March 31, 1997, and December 31, 1996,
respectively. The company incurred expenditures of $2,918,628 to support operations and $70,118 for capital expenditures during the quarter ended March 31, 1997.

In June of 1996, the Company committed to a lease for a main office and production facility of 25,000 square feet. The Company commenced occupancy of the facility in early May 1997. The lease term is ten (10) years with two five year renewal options and termination opportunities at years five and seven in the lease. Base rent under this lease for the first year is $237,500, with annual 3% increases in subsequent years. The lease payments include rent on up to $500,000 of landlord provided and tenant specified improvements, including outfitting of production areas.

As the Company continues to conduct clinical investigations, more fully develop a sales and marketing capability, and commence commercial production of its T-PRK System, it is expected that additional losses will be incurred that will require substantial funding by equity or debt placements. The Company believes that its cash resources in excess of $9 million at March 31, 1997, will be sufficient to fund operations and continued development through the end of 1997. As a result of the need to procure financing for operations after 1997, the Company plans to commence efforts in the second quarter of 1997 to raise additional equity funds for operations in 1998. The Company believes it has made sufficient progress in compiling clinical evidence of T-PRK System safety and efficacy and in readying the T-PRK System for commercial launch to warrant additional equity investment. During the latter half of 1996, however, equity market valuations within the PRK industry came under intense pressure by the investment community due to questions raised about the speed of development of LVC industry patient demand. Through the first quarter of 1997 and to date, those valuations have not recovered to their highs of early 1996. As a result, the equity environment is not as favorable for the Company as it was in the first half of 1996 and there can be no assurances that the Company will be able to raise equity funds at all or of sufficient amount to fund operations until reaching Pre-Market Approval from the U.S. Food & Drug Administration. Additionally, should the Company raise adequate equity funds in 1997 to fund operations for a reasonable period thereafter, it may be on terms that cause substantial dilution for current stockholders.

The Company's common stock is quoted on NASDAQ under the symbol "ATCI".

PART II -- OTHER INFORMATION      AUTONOMOUS TECHNOLOGIES CORPORATION
                                  -----------------------------------

Item 1. Legal Proceedings

On March 31, 1997, the Company and VISX, Inc. ("VISX") entered into a patent license agreement whereby the Company has use of certain VISX patents for laser vision correction outside of the United States. As a result of this agreement, both companies agreed to cause the dismissal of two cases; Court File No. T-2358-96, filed by the Company against VISX in Federal Court of Canada, Trial Division, concerning certain Canadian Letters patent relating to refractive laser surgery; and CH 1996 V No. 4527, filed by VISX in The High Court of Justice, Chancery Division, Patents Court, in the United Kingdom, alleging infringement of certain VISX patents in the United Kingdom. The license requires payment of equipment royalties on each machine placed by the Company outside of the United States.


Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5. Other Information

The Company has agreed to issue a Stock Purchase Warrant dated April 10, 1997 to Hanifen Imhoff, Inc. ("Hanifen") for 30,000 shares, exercisable at $3.33 per share with a term of 18 months, and with exercisability commencing on October 10, 1997, as partial consideration for the termination of the right of first refusal to serve as the Company's financial advisor. This right of first refusal is contained in the underwriting agreement between the Company and Hanifen, dated May 1, 1996, a copy of which was filed as an exhibit to the Company's S-1 registration statement dated May 1, 1996.

The Company has, effective May 12, 1997, moved its offices from 520 North Semoran Blvd., Suite 180, Orlando, FL 32807, to 2800 Discovery Drive, Orlando, FL 32826. In addition, the Company's new phone number is (407) 384-1600.

Item 6. Exhibits and Reports on Form 8-K

None.

Exhibit 27 - Financial Data Schedule (for SEC use only).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             AUTONOMOUS TECHNOLOGIES CORPORATION

May 9, 1997

                                                    By:       /s/ Monty K. Allen
                                                       -------------------------

                                                                  Monty K. Allen
                                      Vice President and Chief Financial Officer
                      (Principal Financial Officer and Chief Accounting Officer)