Form 10-Q
period 1997-06-30
AUTONOMOUS TECHNOLOGIES CORP
filed 1997-08-05
CIK 899381

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


            For the transition period from __________ to __________



For the quarterly period ended                   JUNE 30, 1997
                               -------------------------------------------------


Commission File Number:                             0-28278
                        --------------------------------------------------------



                      AUTONOMOUS TECHNOLOGIES CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)




          FLORIDA                                        59-2554729
------------------------------------        ------------------------------------
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

                                          [X] Yes     [   ] No


  On July 31, 1997, there were 9,892,303 shares of the registrant's $.01 par value Common Stock outstanding.

                      AUTONOMOUS TECHNOLOGIES CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                               Index to Form 10-Q



                                                                            PAGE
                                                                            ----

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements


Balance Sheets as of June 30, 1997, and December 31, 1996                    3


Statements of Operations for the three months ended June 30, 1997 and
 1996, for the six months ended June 30, 1997 and 1996, and for the
 cumulative period from inception to June 30, 1997                           4


Statements of Cash Flows for the six months ended June 30, 1997 and 1996,
 and for the cumulative period from inception to June 30, 1997               5


Notes to Financial Statements                                                7

Item 2.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        9


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                13
Item 2.    Changes in Securities                                            13
Item 3.    Defaults Upon Senior Securities                                  13
Item 4.    Submission of Matters to a Vote of Security Holders              13
Item 5.    Other Information                                                13
Item 6.    Exhibits and Reports on Form 8-K                                 13


SIGNATURES                                                                  15


                      AUTONOMOUS TECHNOLOGIES CORPORATION
                          (A Development Stage Company)

                                 BALANCE SHEETS
                                 --------------


                                                                                 June 30,       December 31,
                               ASSETS                                              1997             1996
                               ------                                              ----             ----
                                                                                 (Unaudited)
CURRENT ASSETS:
      Cash and cash equivalents                                                  $ 4,659,059     $ 2,980,036
      Investments (note 1)                                                         5,605,448       9,263,754
      Restricted investment                                                          136,717         162,000
      Inventories (note 1)                                                           788,892         262,607
      Prepaid expenses and other assets                                              370,316          63,018
                                                                            ---------------- ---------------
                  Total current assets                                            11,560,432      12,731,415
PROPERTY AND EQUIPMENT, net                                                          854,279         435,555
ADVANCE LICENSING FEES                                                               750,000         750,000
OTHER ASSETS                                                                         124,632         209,279
                                                                            ----------------- ---------------
                  Total assets                                                   $13,289,343     $14,144,249
                                                                            ================= ===============

                         LIABILITIES AND STOCKHOLDERS' EQUITY
                         ------------------------------------
CURRENT LIABILITIES:
      Accounts payable                                                         $     302,059    $    834,785
      Accrued expenses                                                               870,029         422,254
      Note payable                                                                   109,330         151,299
      Current portion of obligation under capital leases                              70,570          55,130
                                                                            ----------------- ---------------
                  Total current liabilities                                        1,351,988       1,463,468
OBLIGATION UNDER CAPITAL LEASES, less current portion                                227,585         122,133
OBLIGATION UNDER STRATEGIC ALLIANCE AGREEMENT                                      1,275,000         975,000
                                                                            ----------------- ---------------
                  Total liabilities                                                2,854,573       2,560,601
                                                                            ----------------- ---------------

STOCKHOLDERS' EQUITY:
      Common stock $.01 par value 25,000,000 and 15,000,000 shares authorized at June 30, 1997 and  December  31,  1996,
         respectively; 9,892,303 and 6,763,187 shares issued and
         outstanding at June 30, 1997 and December 31, 1996,
         respectively                                                                  98,923          67,632
      Additional paid--in capital                                                  37,418,710      28,784,708
      Deficit accumulated during the development stage                            (22,957,864)    (17,268,692)
      Subscriptions receivable (note 2)                                            (4,124,999)              -
                                                                            ----------------- ---------------
                  Total stockholders' equity                                       10,434,770      11,583,648
                                                                            ----------------- ---------------
                                                                                  $13,289,343     $14,144,249
                                                                            ================= ===============



The accompanying notes are an integral part of these balance sheets.

                       AUTONOMOUS TECHNOLOGIES CORPORATION
                       -----------------------------------
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                            ------------------------
                                   (UNAUDITED)

                                                Three Months Ended             Six Months Ended
                                           ----------------------------   ---------------------------
                                                                                                          Cumulative
                                                                                                        from Inception
                                                                                                           (July 23,
                                                                                                         1985) to June
                                           June 30, 1997  June 30, 1996  June 30, 1997   June 30, 1996      30, 1997
                                           -------------  -------------  -------------  --------------  ---------------
REVENUES FROM RESEARCH GRANTS              $           -  $           -  $           -  $            -      $ 3,450,517

OPERATING EXPENSES:
  Costs of revenues - research grants                  -              -              -               -        3,465,596
  Clinical trials                                853,820        480,971      1,443,102         676,243        4,332,978
  Research and development                       895,249        746,231      1,669,298       1,203,981        9,023,054
  Selling and marketing                          318,554        326,876        614,595         507,681        2,576,528
  General and administrative                     618,863        357,378      1,128,685         739,247        5,155,334
  Other expenses                                 509,982        150,000      1,086,866         300,000        2,745,740
                                           -------------  -------------  -------------  --------------  ---------------
OPERATING LOSS                                 3,196,468      2,061,456      5,942,546       3,427,152       23,848,713

OTHER INCOME (EXPENSE):
  Interest income                                114,417        142,702        271,226         154,459          976,729
  Interest expense                                (9,281)        (4,566)       (17,852)         (5,224)         (81,108)
                                           -------------  -------------  -------------  --------------  ---------------

LOSS BEFORE INCOME TAXES                       3,091,332      1,923,320      5,689,172       3,277,917       22,953,092
INCOME TAXES                                           -              -              -               -           (4,772)
                                           -------------  -------------  -------------  --------------  ---------------

NET LOSS                                      $3,091,332     $1,923,320     $5,689,172      $3,277,917      $22,957,864
                                           =============  =============  =============  ==============  ===============
LOSS PER SHARE:
  Net loss per share                          $    (0.45)    $    (0.39)         (0.83)     $    (0.77)
                                           =============  =============  =============  ==============

Weighted average common and common
  equivalent shares used in computing
  net loss per share                           6,888,689      4,985,331      6,860,152       4,229,836
                                           =============  =============  =============  ==============

         The accompanying notes are an integral part of these statements.

                       AUTONOMOUS TECHNOLOGIES CORPORATION
                       -----------------------------------
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                   (Unaudited)

                                                                     Six Months Ended
                                                            ---------------------------------        From Inception
                                                                                                   (July 23, 1985) to
                                                              June 30, 1997     June 30, 1996        June 30, 1997
                                                            ----------------    -------------      -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                    $ (5,689,172)     $ (3,277,917)      $ (22,957,864)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
   In-kind services provided by
    shareholder                                                    243,066           198,136             912,950
   Compensation expense related to
    employee stock options                                         133,832           121,069             648,769
   Compensation expense related to
    common stock placed in escrow for
    future services                                                 37,567                 -             239,263
   Convertible preferred stock issued
    for services                                                         -                 -             162,500
   Loss on disposal of property and equipment                            -                 -              85,167
   Depreciation and amortization                                   116,179            25,808             494,985
   Changes in assets and liabilities:
    (Increase) in inventories                                     (526,285)                -            (788,892)
    (Increase) in prepaid expenses
     and other assets                                             (222,651)         (161,382)           (464,948)
    Increase in advance licensing fees                                   -          (750,000)           (750,000)
    (Decrease)increase in accounts payable                        (532,725)           (4,550)            302,059
    Increase in accrued expenses                                   623,706            88,289           1,045,960
    Increase in obligation under
     strategic alliance agreement                                  300,000           300,000           1,275,000
                                                                -----------       -----------        ------------

    Net cash used in operating activities                       (5,516,483)       (3,460,547)        (19,795,051)
                                                                -----------       -----------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                             (402,798)         (157,223)         (1,113,492)
 Restricted cash investment made or proceeds therefrom              25,283                 -            (136,717)
 Investments made                                               (2,261,274)      (13,084,713)        (16,405,354)
 Investment proceeds                                             5,919,580                 -          10,799,906
                                                                -----------       -----------        ------------

 Net cash provided by (used in) investing activities             3,280,791       (13,241,936)         (6,855,657)
                                                                -----------       -----------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from issuance of
  convertible preferred stock                                            -         2,181,500           6,002,708
 Proceeds from issuance of common
  stock, net of issuance costs                                   3,889,997        17,893,000          21,777,430
 Proceeds from exercise of stock options and warrants               58,186                 -              66,368
 Proceeds from note payable                                              -                 -             151,299
 Payment of obligations under capital
  leases and note payable                                          (33,468)          (11,870)            (63,038)
 Advance from shareholder                                                -                 -           1,000,000
 Proceeds from issuance of convertible
  note payable                                                           -                 -           2,405,000
 Proceeds from long-term debt                                            -                 -             200,000
 Repayment of long-term debt                                             -                 -            (200,000)


                       AUTONOMOUS TECHNOLOGIES CORPORATION
                       -----------------------------------
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                   (Unaudited)

                                    Continued

 Other, net                                                              -                 -                (30,000)
                                                                ----------        ----------             ----------
Net cash provided by financing
    activities                                                   3,914,715        20,064,503             31,309,767
                                                                ----------        ----------             ----------

NET INCREASE IN CASH                                             1,679,023         3,362,020              4,659,059

CASH, beginning of period                                        2,980,036           492,326                      -
                                                                ----------        ----------             ----------

CASH, end of period                                             $4,659,059        $3,854,346          $   4,659,059
                                                                ==========        ==========          =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
    Noncash transactions -
     Equipment acquired under
      capital leases                                            $  154,009        $  178,518          $     360,842
     Stockholder advance converted to common stock                       -        $1,000,000          $   1,000,000
     Convertible note converted to common stock                          -        $2,405,000          $   2,405,000
   Cash transactions -
    Interest paid                                               $   17,853        $    5,224          $      77,171



       The accompanying notes are an integral part of these statements.

                      AUTONOMOUS TECHNOLOGIES CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                 JUNE 30, 1997


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. Operating results for the three month or six month periods ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Footnotes thereto included in the Autonomous Technologies Corporation ("Company") Annual Report on Form 10-K as filed with the Securities and Exchange Commission ("SEC") on March 21, 1997.

The Company's investments consist of U.S. Treasury and Agency securities with maturities beyond three months at the time of purchase. These investments are being accounted for as "available-for-sale securities" under Statement of Financial Accounting Standards No. 115. At June 30, 1997, the investments are stated at amounts which approximate quoted market value.

Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out method. At June 30, 1997, the Company's components and purchased sub-assemblies inventory was $480,697 and work-in-progress T-PRK Systems totaled $308,195.

Fully diluted loss per common and common equivalent share is not presented due to the anti-dilutive effect (i.e. the effect of reducing loss per share) of the Company's stock options and warrants in accordance with Accounting Principles Board Opinion No. 15 ("APB No. 15"). See Note 3. below.

2.  SALE OF COMMON STOCK

On June 30, 1997, the Company closed on a transaction for the private sale of 3,000,000 shares of Common Stock at $3.00 per share. The Company prepared and filed a resale registration statement on such shares with the SEC, which declared the filing effective on June 30, 1997. The Company received a portion of the proceeds of the offering on June 30, 1997 and received the balance on July 1, 1997. The portion of the proceeds that was received on July 1, 1997 is carried in the accompanying balance sheet at June 30, 1997 as subscriptions receivable and is presented net against stockholders' equity. The Company's net cash proceeds from the offering, after agent's commission and offering expenses was approximately $8,015,000.

3.  NEWLY ISSUED ACCOUNTING STANDARD - EARNINGS PER SHARE

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

The Company's basic EPS, in accordance with SFAS No. 128, would be the same as the Company's presentation of loss per common and common equivalent share on the face of the accompanying statements of operations. Similar to the requirements of APB No. 15, SFAS No. 128 does not require presentation of diluted EPS in instances where the entity is operating at a loss and the result of the diluted EPS calculation is to reduce net loss per share. As a result, pro-forma disclosures of diluted EPS are not required.

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

The following discussion should be read in conjunction with the unaudited financial statements and notes thereto included in Part I -- Item 1 of this Quarterly Report; and in conjunction with the audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K filed with the SEC on March 21, 1997.

OVERVIEW


Autonomous, a Florida corporation formed in 1985, has been engaged since 1993 in the design and development of the next generation of excimer laser instruments for laser vision correction ("LVC") to reduce or eliminate a person's dependence on eyeglasses or contact lenses. The Company's technology combines eye tracking with a narrow beam excimer laser to treat common refractive vision disorders such as myopia (nearsightedness), hyperopia (farsightedness) and astigmatism (blurred vision). The Company's objective is to improve refractive surgical outcomes for these conditions over those achieved by earlier LVC systems.


Vision correction is one of the largest medical markets, with over 136 million people in the United States using eyeglasses or contact lenses. Within this group, approximately 60 million people are myopic. Industry sources estimate that Americans spend approximately $13 billion on eyeglasses, contact lenses and other vision correction products and services each year.


The Company is a development stage enterprise. Since inception, the Company has experienced significant operating losses, and, as of June 30, 1997, had an accumulated deficit of approximately $23.0 million. To date, the Company has had revenues relating only to research grants, which is an endeavor no longer pursued by the Company. The Company anticipates that its operating losses will continue for the foreseeable future because it plans to expend substantial resources in funding clinical trials, sales and marketing activities, commercial manufacturing, and research and development. Additionally, the Company is funding, and expects to continue to fund, a legal action against a patent pooling partnership that operates in the U.S. LVC industry. The Company expects that research and development expenses will remain at relatively high levels for the foreseeable future due to continued development of the Company's T-PRK(R) System, development of algorithms for additional surgical indications such as hyperopia and the development of complementary technologies such as the Company's CustomCornea(TM) project. Additionally, it expects that both clinical trial costs, and sales and marketing costs will escalate as those programs expand to meet the Company's business goals. The foregoing forward looking statements could be affected by certain risks and uncertainties, including: the ability to complete research and development projects (and register their capabilities with the FDA) that the Company judges to be necessary to be a viable competitor in the future LVC marketplace; the ongoing results from past and future clinical trials; the foreign, and subsequently U.S., market acceptance of the T-PRK System; and the ability of the Company to ramp up production to adequate levels to meet demand and generate net revenues to cover the overhead of the business.

RESULTS OF OPERATIONS

Operating Expenses

Clinical trials expenses were $853,820 and $480,971 in the quarters ended June 30, 1997 and 1996, respectively. Clinical trials expenses were $1,443,102 and $676, 243 in the six months ended June 30, 1997 and 1996, respectively. These expenses increased 78% and 113% in the quarter and six months, respectively, due to the Company's substantial commitment of resources to complete its Phase III patient entry by April 1997 and the subsequent follow-up work at the clinic level in order to collect data to support its Pre-market Approval submission later in 1997. The Company first began its U.S. clinical trials program for low and moderate myopia and astigmatism in mid-March 1996. In its Phase III clinical trials, the Company pays the operating costs of the T-PRK Systems at the clinical sites, makes contributory payments toward patient recruitment and treatment, supplies Company staff to assist with operations, and retains clinical consulting services to assist with the collection and analysis of data and the preparation of FDA filings. As the Company adds additional staff during the balance of 1997 and progresses through additional clinical trials for hyperopia, LASIK and additional myopic indications, clinical trials expenses will continue to increase. There is no certainty that the conduct or results of the current or future clinical trials will result in FDA approvals for any of the surgical indications sought.

Research and development expenses were $895,249 and $746,231 in the quarters ended June 30, 1997 and 1996, respectively. Research and development expenses were $1,669,298 and $1,203,981 in the six months ended June 30, 1997 and 1996, respectively. These increases of 20% and 39% in the quarter and six months, respectively, are due to the fact that research and development staffing has been increased since the 1996 first quarter, primarily to add systems integration and software engineers for continued T-PRK System improvements and to add scientists to conduct the Company's CustomCornea research project. While the Company's research efforts to date have been productive in creating and building the T-PRK System, it is uncertain whether continued investment in research and development will be as productive as it has been in the past, if at all. Further, it is uncertain whether the Company's CustomCornea project will produce a viable commercial product or procedure, or whether such product or procedure will be approved by the FDA.

Selling and marketing expenses were $318,554 and $326,876 in the quarters ended June 30, 1997 and 1996, respectively. Selling and marketing expenses were $614,595 and $507,681 in the six months ended June 30, 1997 and 1996, respectively. This decrease of 3% in the most recent quarterly comparison is due to the fact that a continuing accrual of compensation expense for stock compensation for a CIBA officer declined due primarily to stock price performance, offset by a Board-approved amendment to that agreement whereby the remaining variable shares thereunder have vested and are due fully to the individual upon his employment in June 1998 by the Company under the terms of the CIBA in-kind services agreement and the agreement with the individual. The increase of 21% in the comparative six month periods is due primarily to the Company's incurrence of increased costs for travel of personnel to procure the initial foreign placement contracts for the T-PRK System overseas. The Company expects sales and marketing expenses to be among the fastest growing expenses in the immediate future as the Company's manufacturing capabilities are improved to support the placement of commercial systems in the balance of 1997 and into 1998. It is uncertain whether the Company's pricing structure and product offering will be accepted by the LVC marketplace.

General and administrative expenses were $618,863 and $357,378 in the quarters ended June 30, 1997 and 1996, respectively. General and administrative expenses were $1,128,685 and $739,247 in the six months ended June 30, 1997 and 1996, respectively. These increases of 73% and 53% in the quarter and six months, respectively, are due to increased overall Company staffing, which in turn requires increased infrastructure to support in accounting and human resources. The Company also added, post-IPO, an investor relations function in the general and administrative area. It is anticipated that general and administrative expenses will continue to increase, but at a slower rate than the operating expenses discussed in the foregoing three paragraphs.

Other expenses were $509,982 and $150,000 in the quarters ended June 30, 1997
and 1996, respectively.   Other expenses were $1,086,866 and $300,000 in the six
months ended June 30, 1997 and 1996, respectively. There are two major components of this expense category:

1) An accrual which is being made for shares that may be issuable to CIBA Vision in May 1999 under the terms of the 1995 Strategic Alliance Agreement. The shares are to be issued unless certain requirements, relating to the accumulated 6% commission on revenues the Company will pay to CIBA Vision, are satisfied. The Company anticipates that the shares will be issued in May 1999.

2) Legal expenses that relate to the Company's pursuit, beginning in the latter half of 1996, of two legal actions and the defense of another, all having to do with alleged infringement, unenforceability and invalidity of certain LVC patents held in various jurisdictions by other participants in the LVC industry. At the end of the first quarter of 1997, the Company was able to reach a settlement in two of those three cases whereby the Company received a license to utilize certain patents outside the U.S. As a result of these settlement negotiations, legal expenses increased in the 1997 periods to over $100,000 per month. The Company is still pursuing, as the plaintiff, one case in the U.S. and expects to incur approximately $100,000 per month of legal expenses indefinitely in connection with this action. There can be no assurance that the continued pursuit of this remaining case will result in any change in commercial terms for the Company's T-PRK System in the U.S. Further, there can be no assurances that other legal matters will not be opened that the Company cannot presently foresee.


Interest income and interest expense

Interest income was $114,417 and $142,702 in the quarters ended June 30, 1997 and 1996, respectively. Interest income was $271,226 and $154,459 for the six months ended June 30, 1997 and 1996, respectively. The decrease in the comparative quarters was due to lower average cash and investment balances in the 1997 quarter as compared to the 1996 quarter. The Company received its initial public offering proceeds in mid-second quarter 1996, resulting in an average cash and investments balance of approximately $11.8 million for the quarter. In the 1997 quarter, the Company's cash and investments balance averaged approximately $7.3 million. The increase in interest income in the first half of 1997 over the comparative 1996 period is due to the Company's higher average cash and investment balances in the 1997 period. Again, caused by the timing of the Company's initial public offering proceeds in mid second quarter 1996, the average cash and investment balances were $8.7 million in the first half of 1997 and $6.6 million in the first half of 1996. Available interest rates on balances increased slightly in 1997 over 1996.

Interest expense was $9,281 and $4,566 in the quarters ended June 30, 1997 and 1996, respectively. Interest expense was $17,852 and $5,224 in the six months ended June 30, 1997 and 1996, respectively. This increase in interest expense was due to the incurrence, primarily in mid to late 1996, of capital lease obligations for engineering systems.

As a result of the Company's recent private placement offering whereby cash and investment balances have been increased by approximately $8 million, interest income will increase in the third quarter of 1997 and then begin to decline due to use of such cash resources to fund operations. Interest expense will increase after the 1997 second quarter due to the Company's new capital leases relating to furniture and telecommunications equipment for its new facility.

Operating and Net Losses

The net effect of the foregoing expense items was that the Company's operating loss increased to $3,196,468, or by 55%, in the quarter ended June 30, 1997, from $2,061,456 in the quarter ended June 30, 1996. The Company's net loss increased to $3,091,332 or by 61%, in the quarter ended June 30, 1997, from $1,923,320 in the quarter ended June 30, 1996.

For the six month periods ended June 30th, the Company's operating loss increased to $5,942,546, or by 73%, in 1997 from $3,427,152 in 1996. The net loss increased to $5,689,172, or by 74%, in 1997 from $3,277,917 in 1996.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents and available-for-sale investments were $10,264,507 at June 30, 1997 ($14,389,506 at July 1, 1997 upon the collection of subscriptions receivable in connection with the Company's private placement of common stock that closed on June 30, 1997) and $12,243,790 at December 31, 1996. Including the aforementioned July 1st collection, this net increase in cash and investments during the first six months of 1997 of $2.1 million is comprised of $8.0 million of net proceeds from the offering and the use of approximately $5.9 million, net, in operations and capital expenditures.


As the Company continues to conduct clinical investigations, more fully develop a sales and marketing capability, and commence commercial production of its T-PRK System, it is expected that additional losses will be incurred that will require substantial funding by equity or debt placements. The Company believes that its cash resources in excess of $14 million at July 1, 1997, will be sufficient to fund operations and continued development through the middle of 1998. Should the Company raise adequate funds in 1998 to fund operations for a reasonable period thereafter, it may be on terms that cause substantial dilution for current stockholders.


The Company's common stock is quoted on NASDAQ under the symbol "ATCI".

PART II -- OTHER INFORMATION         AUTONOMOUS TECHNOLOGIES CORPORATION
                                     -----------------------------------


Item 1. Legal Proceedings

None.

Item 2. Changes in Securities


On July 1, 1997, the Company completed the sale of 3,000,000 shares of Common Stock for $3.00 per share to accredited investors pursuant to the registration exemption in Regulation D of the Securities Act of 1933 for a cash total of $9,000,000, less commissions and expenses of the offering. EVEREN Securities, Inc., acting as the placement agent for this private offering received commissions totaling $540,000. A resale registration statement pertaining to these shares was declared effective on June 30, 1997 by the Securities and Exchange Commission.

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

(a) The Company held its Annual Meeting of Stockholders on June 12, 1997 at its main office at 2800 Discovery Drive, Orlando, Florida 32826 at 9:00 a.m. Eastern Daylight Time. At the meeting, in person or by proxy, a total of 5,966,037 shares of common stock were represented, or 86.6% of the shares eligible to vote.

(b) At the Annual Meeting, the following directors were re-elected for a one year term with the following vote tabulation:



                                                                    Abstentions
Name                      Votes for  Votes against  Votes withheld  /non-votes
-------------------------------------------------------------------------------

Mr. Randy Frey            5,934,085        0            31,952           0
Dr. Richard C. Capozza    5,934,085        0            31,952           0
Mr. G. Richard Downes     5,934,085        0            31,952           0
Mr. G. Arthur Herbert     5,934,085        0            31,952           0
Mr. Stanley Ruffett       5,933,885        0            32,152           0
Mr. Timothy Barabe        5,933,885        0            32,952           0
Dr. Richard H. Keates     5,934,085        0            31,952           0




(c) At the Annual Meeting, an amendment to the Company's Third Amended and Restated Articles of Incorporation was approved that increased the authorized number of shares of Common Stock of the Company from 15,000,000 to 25,000,000. There were 5,046,263 shares voted for the amendment; 914,674 shares voted against the amendment; and 5,100 shares abstained from voting on the amendment.

(d) At the Annual Meeting, a proposal to amend the Company's 1995 Stock Option Plan to increase the number of shares available for grant from 1,050,000 to 1,750,000 was approved. There were 4,037,868 shares voted for the proposal; 1,199,094 shares voted against the proposal; and 730,815 abstentions and broker non-votes regarding the proposal.

(e) At the Annual Meeting, an amendment to the Company's Articles of Incorporation was approved that prohibits the use of written consents unless the use thereof is approved in advance by the Board of Directors. There were 4,788,790 shares voted for the proposal; 459,522 shares voted against the proposal; and 719,465 abstentions and broker non-votes regarding the proposal.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) Report on Form 8-K filed June 24, 1997. The Company filed this 8-K to report that on June 17, 1997 the Company had entered into agreements with accredited investors for the purchase of 3,000,000 shares of common stock at $3.00 per share. Included with the filing was the Company's press release in the matter.

(b) Report on Form 8-K filed July 2, 1997. The Company filed this 8-K to report that the filing of its amendments to its Articles of Incorporation had occurred with the Office of the Secretary of State in Florida. The amendment relates to three matters that had been approved by shareholder proxy vote at the Company's June 12, 1997 Annual Meeting of Stockholders. The first, amending Article IV, is the increase in authorized common shares of the Company from 15,000,000 to 25,000,000. The second, amending Article XI, provides that any action to be taken by written consent in lieu of an annual or special meeting of the stockholders is prohibited unless the use of written consents is approved in advance by the Board. The third, amending Article XIII, provides that an affirmative vote of the holders of not less than two-thirds of the outstanding voting shares is required to amend such a prohibition of the use of written consents by the stockholders. Included with the filing was the Company's newly amended Third Amended and Restated Articles of Incorporation.

The July 2, 1997 8-K also indicated that the Company had closed a private placement of 3,000,000 shares of the Common Stock of the Company at $3.00 per share. Included with the filing was the Company's press release in the matter.

Exhibit 27 - Financial Data Schedule (for SEC use only).

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             AUTONOMOUS TECHNOLOGIES CORPORATION


August 8, 1997


                                        By:                   /s/ Monty K. Allen
                                           -------------------------------------

                                                                  Monty K. Allen
                                      Vice President and Chief Financial Officer
                      (Principal Financial Officer and Chief Accounting Officer)