Form 10-Q
period 1997-09-30
AUTONOMOUS TECHNOLOGIES CORP
filed 1997-11-10
CIK 899381

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

            For the transition period from __________ to __________


For the quarterly period ended  SEPTEMBER 30, 1997
                                ------------------

Commission File Number:             0-28278
                                    -------


                      AUTONOMOUS TECHNOLOGIES CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           FLORIDA                                       59-2554729
---------------------------------           ------------------------------------
 (State or other Jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)


                 2800 DISCOVERY DRIVE, ORLANDO, FLORIDA 32826
             ----------------------------------------------------
             (Address of principal executive offices)  (Zip Code)


                                (407) 384-1600
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                          [X] Yes     [ ] No

  On October 31, 1997, there were 9,966,443 shares of the registrant's $.01 par value Common Stock outstanding.

                      AUTONOMOUS TECHNOLOGIES CORPORATION
                         (A Development Stage Company)

                              Index to Form 10-Q


                                                                                     PAGE
                                                                                    -------
PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

Balance Sheets as of September 30, 1997, and December 31, 1996                           3

Statements of Operations for the three months ended September 30, 1997 and 1996, for the nine months ended September 30, 1997 and 1996, and for the cumulative
 period from inception to September 30, 1997                                             4

Statements of Cash Flows for the nine months ended September 30, 1997 and 1996,
 and for the cumulative period from inception to September 30, 1997                      5

Notes to Financial Statements                                                            7

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of                                                                       8

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings                                                          12
Item 2.      Changes in Securities                                                      12
Item 3.      Defaults Upon Senior Securities                                            12
Item 4.      Submission of Matters to a Vote of Security Holders                        12
Item 5.      Other Information                                                          12
Item 6.      Exhibits and Reports on Form 8-K                                           12

SIGNATURES                                                                              13

                      AUTONOMOUS TECHNOLOGIES CORPORATION
                      -----------------------------------
                         (A Development Stage Company)

                                 BALANCE SHEETS
                                 --------------

                                                                           September 30,       December 31,
                                                                               1997               1996
                                ASSETS                                   ------------------  ----------------
                                ------                                       (Unaudited)

CURRENT ASSETS:
   Cash and cash equivalents                                                  $    506,448      $  2,980,036
    Investments (note 1)                                                        10,545,516         9,263,754
   Restricted investment                                                           111,045           162,000
   Inventories (note 1)                                                          1,676,062           262,607
   Prepaid expenses and other assets                                               277,804            63,018
                                                                              ------------      ------------
          Total current assets                                                  13,116,875        12,731,415
PROPERTY AND EQUIPMENT, net                                                      1,326,701           435,555
ADVANCE LICENSING FEES                                                             749,120           750,000
OTHER ASSETS                                                                       320,196           209,279
                                                                              ------------      ------------
          Total assets                                                        $ 15,512,892      $ 14,144,249
                                                                              ============      ============

                         LIABILITIES AND STOCKHOLDERS' EQUITY
                         ------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                                           $    474,377      $    834,785
   Accrued expenses                                                              1,125,019           422,254
    Note payable                                                                   111,045           151,299
   Current portion of obligation under capital leases                               93,927            55,130
                                                                              ------------      ------------
        Total current liabilities                                                1,804,368         1,463,468
OBLIGATION UNDER CAPITAL LEASES, less current portion                              208,914           122,133
OBLIGATION UNDER STRATEGIC ALLIANCE AGREEMENT                                    1,425,000           975,000
                                                                              ------------      ------------
        Total liabilities                                                        3,438,282         2,560,601
                                                                              ------------      ------------

STOCKHOLDERS' EQUITY:
   Common stock $.01 par value 25,000,000 and 15,000,000 shares authorized at September 30, 1997 and December 31, 1996,
    respectively; 9,908,197 and 6,763,187 shares issued and
    outstanding at September 30, 1997 and December 31, 1996,
    respectively                                                                    99,082            67,632
   Additional paid--in capital                                                  37,610,521        28,784,708
   Deficit accumulated during the development stage                            (25,634,993)      (17,268,692)
                                                                              ------------      ------------
        Total stockholders' equity                                              12,074,610        11,583,648
                                                                              ------------      ------------
                                                                              $ 15,512,892      $ 14,144,249
                                                                              ============      ============




     The accompanying notes are an integral part of these balance sheets.

                      AUTONOMOUS TECHNOLOGIES CORPORATION
                      -----------------------------------
                         (A DEVELOPMENT STAGE COMPANY)

                           STATEMENTS OF OPERATIONS
                           ------------------------

                                  (UNAUDITED)



                                            Three Months Ended              Nine Months Ended
                                         ---------------------------    ---------------------------

                                                                                                         Cumulative
                                                                                                       from Inception
                                                                                                       (July 23, 1985)
                                          Sept. 30,       Sept. 30,       Sept. 30,      Sept. 30,       to Sept. 30,
                                            1997            1996            1997            1996             1997
                                         ----------      ----------     ----------       ----------      -----------
REVENUES FROM LADARVision System         $   11,000   $           -     $   11,000   $            -      $    11,000
REVENUES FROM RESEARCH GRANTS                     -               -              -                -        3,450,517

OPERATING EXPENSES:
  Costs of revenues- LADARVision             35,528               -         35,528                -           35,528
   System
  Costs of revenues- research grants              -               -              -                -        3,465,596
  Clinical trials                           715,348         477,282      2,158,449        1,153,525        5,048,326
  Research and development                  706,637       1,457,410      2,375,933        2,661,391        9,729,691
  Selling and marketing                     415,244         281,158      1,029,840          788,839        2,991,772
  General and administrative                617,542         457,242      1,746,226        1,196,489        5,772,876
  Other expenses                            366,444         431,468      1,453,311          731,468        3,112,184
                                         ----------      ----------     ----------       ----------      -----------

OPERATING LOSS                            2,845,743       3,104,560      8,788,287        6,531,712       26,694,456

OTHER INCOME (EXPENSE):
  Interest income                           182,850         224,693        453,260          379,152        1,159,579
  Interest expense                          (14,236)        (11,513)       (31,274)         (16,737)         (95,344)
                                         ----------      ----------     ----------       ----------      -----------

LOSS BEFORE INCOME TAXES                  2,677,129       2,891,380      8,366,301        6,169,297       25,630,221
INCOME TAXES                                      -               -              -                -           (4,772)
                                         ----------      ----------     ----------       ----------      -----------

NET LOSS                                 $2,677,129      $2,891,380     $8,366,301       $6,169,297      $25,634,993
                                         ==========      ==========     ==========       ==========      ===========

LOSS PER SHARE:
  Net loss per share                         $(0.27)         $(0.43)        $(1.06)          $(1.19)
                                         ==========      ==========     ==========       ==========

Weighted average common and common
  equivalent shares used in
   computing net loss per share           9,898,367       6,749,950      7,884,019        5,164,668
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

                      AUTONOMOUS TECHNOLOGIES CORPORATION
                      ------------------------------------
                         (A Development Stage Company)

                           STATEMENTS OF CASH FLOWS
                           ------------------------
                                  (Unaudited)

                                                                     Nine Months Ended
                                                              --------------------------------           From Inception
                                                                 Sept. 30,         Sept. 30,          (July  23, 1985) to
                                                                   1997              1996                Sept. 30, 1997
                                                              --------------------------------         ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                    $(8,366,301)       $ (6,169,297)            $(25,634,993)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
   In-kind services provided by
    shareholder                                                   368,069             312,636                1,037,953
   Compensation expense related to
    employee stock options                                        374,106             169,978                  973,622
   Compensation expense related to
    common stock placed in escrow for
    future services                                                37,567                   -                   61,617
   Convertible preferred stock issued
    for services                                                        -                   -                  162,500
   Loss on disposal of property and equipment                           -                   -                   85,167
   Depreciation and amortization                                  203,305             113,265                  582,110
   Changes in assets and liabilities:
    (Increase) in inventories                                  (1,413,455)                  -               (1,676,062)
    (Increase) in prepaid expenses
     and other assets                                            (325,703)           (164,728)                (568,000)
    (Increase) decrease in advance licensing fees                     880            (750,000)                (749,120)
    (Decrease)increase in accounts payable                       (360,408)            106,079                  474,377
    Increase in accrued expenses                                  702,765             168,694                1,125,019
    Increase in obligation under
     strategic alliance agreement                                 450,000             450,000                1,425,000
                                                              -----------        ------------             ------------

    Net cash used in operating activities                      (8,329,175)         (5,763,373)             (22,700,810)
                                                              -----------        ------------             ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                            (898,205)           (268,251)              (1,608,899)
 Restricted cash investment (made) proceeds therefrom              50,955            (162,000)                (111,045)
 Investments made                                              (9,644,170)        (14,144,080)             (23,788,250)
 Investment proceeds                                            8,362,408           1,500,000               13,242,734
                                                              -----------        ------------             ------------

 Net cash used in investing activities                         (2,129,012)        (13,074,331)             (12,265,460)
                                                              -----------        ------------             ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from issuance of
  convertible preferred stock                                           -           2,181,500                6,002,708
 Proceeds from issuance of common
  stock, net of issuance costs                                  8,014,996          17,893,000               25,995,496
 Proceeds from exercise of stock options and warrants              62,525                   -                   70,707
 Proceeds from note payable                                             -             162,000                  151,299
 Payment of obligations under capital
  leases and note payable                                         (92,922)            (28,131)                (122,492)
 Advance from shareholder                                               -                   -                1,000,000
 Proceeds from issuance of convertible
  note payable                                                          -                   -                2,405,000
 Proceeds from long-term debt                                           -                   -                  200,000
 Repayment of long-term debt                                            -                   -                 (200,000)

                      AUTONOMOUS TECHNOLOGIES CORPORATION
                      -----------------------------------
                         (A Development Stage Company)

                           STATEMENTS OF CASH FLOWS
                           ------------------------
                                  (Unaudited)

                                   Continued

 Other, net                                                              -                1,873                  (30,000)
                                                               -----------          -----------              -----------
Net cash provided by financing
    activities                                                   7,984,599           20,210,242               35,472,718
                                                               -----------          -----------              -----------


NET INCREASE (DECREASE) IN CASH                                 (2,473,588)           1,372,538                  506,448

CASH, beginning of period                                        2,980,036              492,326                        -
                                                               -----------          -----------              -----------

CASH, end of period                                            $   506,448          $ 1,864,864              $   506,448
                                                               ===========          ===========              ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
    Noncash transactions -
     Equipment acquired under
      capital leases                                           $   178,246          $   178,518              $   385,079
     Stockholder advance converted to common stock                       -          $ 1,000,000              $ 1,000,000
     Convertible note converted to common stock                          -          $ 2,405,000              $ 2,405,000
   Cash transactions -
    Interest paid                                              $    27,277          $    16,737              $    86,595

       The accompanying notes are an integral part of these statements.

                      AUTONOMOUS TECHNOLOGIES CORPORATION
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

                              SEPTEMBER 30, 1997

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. Operating results for the three month or nine month periods ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Footnotes thereto included in the Autonomous Technologies Corporation ("Company" or "Autonomous") Annual Report on Form 10-K as filed with the Securities and Exchange Commission ("SEC") on March 21, 1997.

The Company's investments consist of U.S. Treasury and Agency securities with maturities beyond three months at the time of purchase. These investments are being accounted for as "available-for-sale securities" under Statement of Financial Accounting Standards No. 115. At September 30, 1997, the investments are stated at amounts which approximate quoted market value.

Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out method. At September 30, 1997, the Company's components and purchased sub-assemblies inventory was $958,075 and work-in-progress LADARVision(R) Systems (formerly known as T-PRK Systems) totaled $717,987.

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

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within
-----------------------------------------------------------------------------
the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the
-------------------------------------------------------------------------------
Securities Exchange Act of 1934. Actual results could differ materially from
----------------------------------------------------------------------------
those projected in the forward-looking statements as a result of a number of
----------------------------------------------------------------------------
important factors. For a discussion of important factors that could affect the
------------------------------------------------------------------------------
Company's results, please refer to the Overview section and financial statement
-------------------------------------------------------------------------------
line item discussions set forth below.
-------------------------------------

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

The Company is a development stage enterprise. Since inception, the Company has experienced significant operating losses, and, as of September 30, 1997, had an accumulated deficit of approximately $25.6 million. To date, the Company has had significant revenues relating only to research grants, which is an endeavor no longer pursued by the Company. Despite the fact that LADARVision System placements have begun outside the U.S., the Company anticipates that its operating losses will continue for the foreseeable future because it plans to expend substantial resources in funding clinical trials, sales and marketing activities, commercial manufacturing, and research and development. Additionally, the Company is funding, and expects to continue to fund, a legal action against a patent pooling partnership that operates in the U.S. LVC industry. The Company expects that research and development expenses will remain at relatively high levels for the foreseeable future due to continued development of the Company's LADARVision System, development of algorithms for additional surgical indications such as hyperopia and the development of complementary technologies such as the Company's CustomCornea project. Additionally, it expects that both clinical trial costs, and sales and marketing costs will escalate as those programs expand to meet the Company's business goals. The foregoing forward looking statements could be affected by certain risks and uncertainties, including: the ability to complete research and development projects (and register their capabilities with the FDA) that the Company judges to be necessary to be a viable competitor in the future LVC marketplace; the ongoing results from past and future clinical trials; the foreign, and subsequently U.S., market acceptance of the LADARVision System; and the ability of the Company to ramp up production to adequate levels to meet demand and generate net revenues to cover the overhead of the business.

RESULTS OF OPERATIONS

Operating Expenses
------------------

Clinical trials expenses were $715,348 and $477,282 in the quarters ended September 30, 1997 and 1996, respectively. Clinical trials expenses were $2,158,449 and $1,153,525 in the nine months ended September 30, 1997 and 1996, respectively. These expenses increased 50% and 87% in the quarter and nine months, respectively, due to the Company's substantial commitment of resources to open new clinical protocols for expanded indications (higher myopia, hyperopia and LASIK) and the patient follow-up work and data analysis in order to collect and prepare data to support its Pre-Market Approval submission for myopia, which was accepted for review by the FDA in October. In its Phase III clinical trials for myopia, astigmatism and hyperopia to date, the Company has paid the operating costs of the LADARVision Systems at the clinical sites, made contributory payments toward patient recruitment and treatment, supplied Company staff to assist with operations, and retained clinical consulting services to assist with the collection and analysis of data and the preparation of FDA filings. The Company's CustomCornea research program is expected to mature to clinical trial level in the future and, as a result of these continuing trials, clinical trials expenses will continue without significant reductions. There is no certainty that the conduct or results of the current or future clinical trials will result in FDA approvals for any of the surgical indications sought.

Research and development expenses were $706,637 and $1,457,410 in the quarters ended September 30, 1997 and 1996, respectively. Research and development expenses were $2,375,933 and $2,661,391 in the nine months ended September 30, 1997 and 1996, respectively. In the most recent quarterly comparison, this was a decrease of 52%, and in the nine month period a decrease of 11%. The 52% decrease in reported research and development costs for the quarter is almost wholly reflective of the Company's commercial production status. During 1997, the Company has been preparing commercial production capability. The cost of the production organization was charged to expense as a period cost, and grouped as a research and development expense, until mid-year. At that time, the Company's commercial production efforts started with the assembly and testing of non-clinical site Systems. As a result, beginning in the third quarter, a portion of the cost of the production organization was capitalized as inventory as a cost of assembling the LADARVision Systems. As the Company places commercial units in the field under its procedure fee approach (vs. outright sale of the unit), such production organization costs that are embedded in the cost of the Systems will be capitalized and depreciated against procedure fee revenues. Henceforth, research and development will contain costs incurred by the Company's research and product development/product improvement efforts. The same phenomenon accounts for the 11% decrease in the comparative nine month periods. It is uncertain whether continued investment in applied research and product development will be as productive as it has been in the past, if at all. Further, it is uncertain whether the Company's CustomCornea project will produce a viable commercial product or procedure, or whether such product or procedure will be approved by the FDA.

Selling and marketing expenses were $415,244 and $281,158 in the quarters ended September 30, 1997 and 1996, respectively. Selling and marketing expenses were $1,029,840 and $788,839 in the nine months ended September 30, 1997 and 1996, respectively. This increase of 48% in the most recent quarterly comparison and 31% in the nine month comparison is due to marketing staffing being increased as the Company's marketing and promotional efforts and activities increase coincident with the commercial introduction of the LADARVision System outside the U.S. The Company expects sales and marketing expenses to be among the fastest growing expenses in the immediate future as the Company's manufacturing capabilities are improved to support the placement of commercial systems in the balance of 1997 and into 1998. It is uncertain whether the Company's pricing structure and product offering will be accepted by the LVC marketplace.

General and administrative expenses were $617,542 and $457,242 in the quarters ended September 30, 1997 and 1996, respectively. General and administrative expenses were $1,746,226 and $1,196,489 in the nine months ended September 30, 1997 and 1996, respectively. These increases of 35% and 46% in the quarter and nine months, respectively, are due to increased overall Company staffing, which in turn requires increased infrastructure to support in accounting and human resources. The Company also added, post-IPO, an investor relations function in the general and administrative area. Moving expenses and expenses related to it's new facility in Orlando have also increased in the 1997 periods as compared to 1996. It is anticipated that general and administrative expenses will increase at a slower rate, if at all, in the near future.

Other expenses were $366,444 and $431,468 in the quarters ended September 30,
1997 and 1996, respectively.   Other expenses were $1,453,311 and $731,468 in
the nine months ended September 30, 1997 and 1996, respectively. There are two major components of this expense category:

1) An accrual which is being made for shares that may be issuable to CIBA Vision in May 1999 under the terms of the 1995 Strategic Alliance Agreement. The shares are to be issued unless certain requirements, relating to the accumulated 6% commission on revenues the Company will pay to CIBA Vision, are satisfied. The Company anticipates that the shares will be issued in May 1999.

2) Legal expenses that relate to the Company's pursuit, beginning in the latter half of 1996, of two legal actions and the defense of another, all having to do with alleged infringement, unenforceability and invalidity of certain LVC patents held in various jurisdictions by other participants in the LVC industry. At the end of the first quarter of 1997, the Company was able to reach a settlement in two of those three cases whereby the Company received a license to utilize certain patents outside the U.S. As a result of these settlement negotiations, legal expenses increased in the first and second quarters of 1997 to over $100,000 per month. In the third quarter, as the remaining suit is in a pre-discovery stage, the legal expenses were somewhat reduced. The Company is still pursuing, as the plaintiff, one remaining case in the U.S. and expects, as activity in that suit progresses, to incur at least $100,000 per month of legal expenses indefinitely into the future in connection with this action. There can be no assurance that the continued pursuit of this remaining case will result in any change in commercial terms for the Company's LADARVision System in the U.S. Further, there can be no assurances that other legal matters will not be opened that the Company cannot presently foresee.

Interest income and interest expense
------------------------------------

Interest income was $182,850 and $224,693 in the quarters ended September 30, 1997 and 1996, respectively. Interest income was $453,260 and $379,152 for the nine months ended September 30, 1997 and 1996, respectively. The decrease in the comparative quarters was due to lower average cash and investment balances in the 1997 quarter as compared to the 1996 quarter. The Company received its initial public offering proceeds in mid-second quarter 1996, and averaged a cash and investments balance of approximately $15.4 million for the 1996 quarter. In the 1997 quarter, the Company's cash and investments balance averaged approximately $12.3 million. The increase in interest income in the first nine months of 1997 over the comparative 1996 period is due to the Company's higher average cash and investment balances in the 1997 period. Again, caused by the timing of the Company's initial public offering proceeds in mid second quarter 1996, the average cash and investment balances were $10.8 million in the first nine months of 1997 and $9.5 million in the comparable period of 1996. Available interest rates on the short-term instruments the Company has invested in during these periods have been little changed.

Interest expense was $14,236 and $11,513 in the quarters ended September 30, 1997 and 1996, respectively. Interest expense was $31,274 and $16,737 in the nine months ended September 30, 1997 and 1996, respectively. This increase in interest expense was due to the incurrence, primarily in mid-to-late 1996, of capital lease obligations for engineering systems and, in mid-1997, for systems furniture for the Company's new facility.

Interest income will decline in the next two quarters due to use of cash resources to fund operations. Interest expense will increase due to the Company's new capital leases relating to furniture and telecommunications equipment for its new facility.

Operating and Net Losses
------------------------

The net effect of the foregoing expense items was that the Company's operating loss decreased to $2,845,743, or by 8%, in the quarter ended September 30, 1997, from $3,104,560 in the quarter ended September 30, 1996. The Company's net loss decreased to $2,677,129 or by 7%, in the quarter ended September 30, 1997, from $2,891,380 in the quarter ended September 30, 1996. Due to the aforementioned beginning of capitalization of the costs of the production organization, it should be noted, by reference to the accompanying Statement of Cash Flows, that cash outflows have not been reduced as a result of this decrease in net loss for the periods discussed

For the nine month periods ended September 30th, the Company's operating loss increased to $8,788,287, or by 35%, in 1997 from $6,531,712 in 1996. The net loss increased to $8,366,301, or by 36%, in 1997 from $6,169,297 in 1996.


LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents and available-for-sale investments were $11,051,964 at September 30, 1997 and $12,243,790 at December 31, 1996. This net
decrease in cash and investments during the first nine months of 1997 of $1.2 million is comprised of $8.0 million of net proceeds from a private common stock offering in June 1997 and the use of approximately $9.2 million, net, in operations and capital expenditures.

As the Company continues to conduct clinical investigations, more fully develop a sales and marketing capability, and commence commercial production of its LADARVision System, it is expected that additional losses will be incurred that will require substantial funding by equity or debt placements. The Company believes that its cash resources in excess of $11 million at September 30, 1997, will be sufficient to fund operations and continued development into 1998. Should the Company raise adequate funds in 1998 to fund operations for a reasonable period thereafter, it may be on terms that cause substantial dilution for current stockholders.

The Company's common stock is quoted on NASDAQ under the symbol "ATCI".

PART II -- OTHER INFORMATION         AUTONOMOUS TECHNOLOGIES CORPORATION
                                     -----------------------------------
Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Reports on Form 8-K

None.


                               INDEX TO EXHIBITS

Exhibit No.     Description of Exhibit                          Page
  27            Financial Data Schedule (for SEC use only).      14

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             AUTONOMOUS TECHNOLOGIES CORPORATION

November 8, 1997

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