Form 10-K405
period 1997-12-31
AUTONOMOUS TECHNOLOGIES CORP
filed 1998-03-31
CIK 899381

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-K

(Mark One)
   [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended December 31, 1997

                                      OR

   [_]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

            For the transition period from __________ to __________


                          COMMISSION FILE NO. 0-28278

                      AUTONOMOUS TECHNOLOGIES CORPORATION
            (Exact Name of Registrant as Specified in its Charter)


             FLORIDA                                    59-2554729
    (State or other jurisdiction          (I.R.S. Employer Identification No.)
  of incorporation or organization)

        2800 DISCOVERY DRIVE
          ORLANDO, FLORIDA                                32826
(Address of Principal Executive Offices)                (Zip Code)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (407) 384-1600

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                       Name of Each Exchange
   Title of Each Class                                  on Which Registered
----------------------------                       -----------------------------
COMMON STOCK, $.01 PAR VALUE                       NASDAQ NATIONAL MARKET SYSTEM

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                     NONE
                                _______________

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ([]229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of Common Stock held by non-affiliates of the Registrant on February 27, 1998 was approximately $37,837,620 based on the last sales price reported for such date on the NASDAQ National Market System. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant, have been excluded in that such persons may be deemed to be affiliates. On February 27, 1998, there were 10,086,871 shares of Common Stock issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Proxy Statement for its 1998 Annual Meeting of stockholders to be filed on or prior to April 24, 1998, are incorporated by reference into Part III of this Form 10-K.

================================================================================

       Autonomous Technologies Corporation: 1997 10-K TABLE OF CONTENTS
                                            ---------------------------


ITEM 1. BUSINESS........................................................... 3

 Overview.................................................................. 3
 Product - the LADARVision System.......................................... 4
 Market in the United States............................................... 5
 The Company's Business Strategy and Distribution Plans.................... 6
 Background Information on Refractive Surgery.............................. 7
 Clinical Trials........................................................... 8
 Research and Development..................................................10
 Manufacturing.............................................................11
 Sales and Marketing; Customer Service.....................................12
 Competition...............................................................13
 Relationship with CIBA....................................................14
 Patents and Proprietary Intellectual Property.............................15
 Pillar Point Partners; Other Licenses.....................................15
 Government Regulation.....................................................16
 Product Liability and Insurance...........................................18
 Employees.................................................................19
   Executive Officers and Directors of the Registrant......................20
   Other Key Personnel of the Registrant...................................22
 Risk Factors..............................................................23

ITEM 2. PROPERTIES.........................................................33

ITEM 3. LEGAL PROCEEDINGS..................................................34

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................35

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S
COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..............................36

ITEM 6. SELECTED FINANCIAL DATA............................................37

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS........................................38

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK................................................................44

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................44

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURES....................................45

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................46

ITEM 11. EXECUTIVE COMPENSATION............................................46

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT.............................................................46

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................46

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
ON FORM 8-K................................................................49

SIGNATURES.............................................................. 52

INDEX TO FINANCIAL STATEMENTS........................................... 53

                                    PART I


ITEM 1.  BUSINESS


This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements containing terms such as "believes," "does not believe," "no reason to believe," "expects," "plans," "intends," "estimates," "anticipated," "or "anticipates" are considered to contain uncertainty and are forward looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of important factors that could affect the Company's results, please refer to the Overview section, the Management's Discussion and Analysis of Financial Condition and Results of Operations, and the Risk Factors section.

OVERVIEW

Autonomous Technologies Corporation ("Autonomous" or the "Company"), a Florida corporation formed in 1985, has been engaged since 1993 in the design and development of the next generation of excimer laser instruments for laser vision correction ("LVC") to reduce or eliminate a person's dependence on eyeglasses or contact lenses. The Company's technology combines eye tracking with a narrow beam excimer laser to treat common refractive vision disorders such as myopia (nearsightedness), hyperopia (farsightedness) and astigmatism (blurred vision). The Company's objective has been to improve refractive surgical outcomes for these conditions over those achieved by earlier LVC systems. Clinical results obtained on the LADARVision System during 1997 for myopia and myopic astigmatism demonstrate clinical superiority over any label data from such earlier LVC systems.

Vision correction is one of the largest medical markets, with approximately 136 million people in the United States using eyeglasses or contact lenses. Within this group, approximately 60 million people are myopic. Industry sources estimate that Americans spend approximately $13 billion, at retail prices, on eyeglasses, contact lenses and other vision correction products and services each year.

The Company's marketing strategy is designed to broaden the penetration of the LADARVision(R) System (formerly called the T-PRK(R) System) in the refractive surgery market by offering better clinical outcomes to surgeons and patients than is currently available and by significantly reducing the up-front cost to the ophthalmologist of current LVC systems. This marketing strategy would allow physicians to utilize the LADARVision System by paying an advance procedure fee for the equipment and paying a per procedure service fee thereafter. In 1997, the Company and CIBA conducted a market research project that buttresses those performed in 1995 and 1996 demonstrating that there is significant interest in both the clinical outcomes achieved in Phase III clinicals by the LADARVision System and the pricing strategy of lower up-front costs and competitive procedure fees. The Company may, however, elect to change this marketing strategy on a country-by-country and account-by-account basis depending on applicable law and regulation, tax considerations, and competitive conditions.

In 1994, the Company entered into a strategic alliance with CIBA Vision Group Management, Inc. ("CIBA"), a subsidiary ultimately of Novartis, Ltd. of Basel, Switzerland, for the worldwide co-promotion of the LADARVision System. To date, CIBA has invested an aggregate of approximately $5 million in cash and $1,141,000 in services in the Company (services contributions will terminate per the agreement in June 1998). As a result of this investment, CIBA owns approximately 16% of the Company's Common Stock, not including shares that may be issuable to CIBA in 1999. See "Item
13. - Certain Relationships and Related Transactions." With experience in physician and retail marketing and the second largest worldwide market share for contact lens and lens care products, CIBA provides the Company with credibility and awareness in both the ophthalmic and consumer markets. Under the strategic alliance, the Company plans co-promotion strategies, such as product tie-ins, joint advertising and shared exhibit space, on a project-by-project basis. The Company retains the worldwide marketing rights for its LADARVision System.

PRODUCT - THE LADARVISION SYSTEM

The Company's LADARVision System incorporates technology for laser in-situ keratomileusis ("LASIK") and photorefractive keratectomy ("PRK") that combines high speed, laser radar eye tracking with narrow beam shaping to form its new and proprietary technology platform. The LADARVision System is designed to address a need for sophisticated eye tracking to compensate for eye movement during surgery, including saccadic eye movements. Saccadic eye movements are very rapid, involuntary and random in amplitude and direction and are not suppressed or reduced by medication used during LVC. These eye movements degrade predictability and visual quality from the procedure. The Company believes that the LADARVision System provides higher accuracy ablation by virtually eliminating decentration and shaping error caused by eye movement. Additionally, the narrow beam excimer provides a smooth ablation, and the Company's shaping algorithms offer high speed ablations to minimize surgical duration while retaining high pointing accuracy to achieve predictable shaping.

The Company believes the LADARVision System will yield more stable, predictable results with less post-operative regression, potentially improving visual quality and clinical outcomes for low to moderate myopia compared to first generation excimer laser LVC systems manufactured and sold by competitors. The Company has completed its Phase III U.S. clinical trials for low to moderate myopia (up to -8 diopters) and astigmatism (up to -4 diopters). Data from LADARVision clinical trials to date, through Phase III trials, are supportive of improved stability and predictability for low to moderate myopia patients compared with other data supporting FDA approvals of LVC systems. Further, the Company believes extensions of its LADARVision technology platform may yield even greater improvements in patient results for vision disorders that require more complex corneal reshaping such as hyperopia, astigmatism and the many combinations of hyperopic and myopic sphere and cylinder.

The LADARVision optical system includes many proprietary features. The LADAR eye tracker measures and adjusts more than 4,000 times per second. The LADARVision System's narrow beam excimer moves over the cornea very rapidly and with high accuracy. This feature allows complex shaping algorithms to be implemented with a much smaller laser device while minimizing surgical duration.

The LADARVision System may offer advantages over current excimer laser LVC systems in manufacturing, installation and maintenance costs. The system is compact: all circuitry and systems are contained in the patient bed and overhead arm. The narrow beam excimer requires less energy and is designed to be more reliable and easier to service, all of which tend to reduce life cycle costs. Finally, the Company has been granted a U.S. patent on it's laser cartridge approach, which offers the potential for simple field replacement conceptually similar to replacing a toner cartridge for a laser printer.

The Company's proprietary software in the LADARVision System is a user friendly, 32-bit Windows(R)-based/1/, graphical user interface incorporating high resolution, real-time imaging of both the tracked and untracked eye images. The software is designed with full patient database features and unique eye tracker information available to identify and count surgical procedures on humans.


MARKET IN THE UNITED STATES

The principal market for LVC is the correction of refractive vision disorders such as myopia, hyperopia and astigmatism. Estimates from trade publications indicate that more than 136 million people in the United States wear eyeglasses or contact lenses to correct refractive vision disorders, and 60 million are myopic. Of these, approximately 80% have myopia from 1 to 7 diopters, the level of myopia for which the U.S. Food & Drug Administration ("FDA") has currently approved LVC treatment. In the United States alone, consumers spend approximately $13 billion on eyeglasses, contact lenses and other vision correction products and services each year. The Company believes a receptive segment of the consumer market to LVC will be contact lens wearers and eyeglass wearers who were unsuccessful at wearing contact lenses, because they have already pursued an alternative to eyeglasses. Approximately 26 million people in the United States wear contact lenses, and nearly an equal number have discontinued contact lens use.

Calendar 1997 was the second full year that LVC systems were on the U.S. commercial market following the first pre-market approvals ("PMAs") issued by the FDA to two of the Company's competitors. The Company believes that approximately 200,000 LVC procedures were done in the U.S. during 1997, up from just under 100,000 procedures in 1996. Forecasts vary for 1998 but range from 310,000 to 375,000. Procedure counts in 1998 have started out strongly. It is believed that U.S. consumer awareness of the availability of LVC is increasing now that nearly a third of a million procedures have been performed and that radio and print advertising is being distributed. With a substantial increase in procedures performed per machine in 1997 in the U.S. market, it is also believed that ophthalmologists will accelerate their efforts to secure access to an LVC system, obtain the requisite training, and offer the procedure to their patients and referral sources such as optometrists. The Company believes many ophthalmologists are seeking new sources of practice revenue as a result of a decline in Medicare reimbursement for cataract surgery and will be seeking not to lose local market position as refractive surgery becomes widespread. Refractive surgery offers practitioners what the Company believes is the largest single new revenue opportunity for their practices in the near future.

Currently, the prevailing price of an LVC procedure to a consumer is $1,800 to $2,200 per eye, although there is significant price variation by national and local market. The lower price is more typical for PRK and the higher one more typical for LASIK. Vision correction is typically paid for by the individual receiving treatment (patient pay) and does not rely on reimbursement
------------------------------------
/1/ Windows is a registered trademark of Microsoft Corporation from governmental or private health care payers.

THE COMPANY'S BUSINESS STRATEGY AND DISTRIBUTION PLANS

The Company's objective is to become the leader in the treatment of refractive vision disorders through the commercialization of its LADARVision System. The principal elements of the Company's strategy are as follows:

     []Seek Market Acceptance Through Innovative Marketing Strategy. In order to broaden market acceptance of the LADARVision System, the Company has developed an innovative marketing strategy which is directed toward reducing the initial cost to the ophthalmologist. Under the Company's marketing approach, the physician would pay an advance procedure fee as well as an ongoing per procedure service fee. This approach permits the physician to obtain the LADARVision System without either a substantial capital investment or the risk that the equipment and technology purchased will become obsolete, both of which can create barriers to physician acceptance. The Company believes that this marketing strategy, combined with comparable total cost of ownership, may appeal to physicians who have already purchased a first generation LVC instrument and have established an LVC component to their practice but wish to utilize the advanced features contained in the Company's LADARVision System.

     []Prepare for United States Market Penetration Through Targeted Foreign Placements. Although the Company cannot commercialize its LADARVision System in the United States until it has received its PMA from the FDA, the Company is beginning to develop consumer and physician awareness of the LADARVision System and its potential advantages over first generation LVC technology through initial product placement outside the United States. Initial foreign placements have been targeted to opinion leaders in the ophthalmic communities in their respective countries. The Company believes that these foreign marketing activities will assist the Company in gaining experience that will facilitate marketing activities in the United States market once the PMA is received.

     []Accelerate Clinical Trials and the Regulatory Process. The Company has conducted a strategy of accelerating the completion of the regulatory process by conducting concurrent trials at a select group of institutions in the United States and one in Europe that have had prior clinical trial experience in the use of excimer lasers for LVC. By concentrating its efforts in a limited number of experienced institutions and conducting extensive data review and site audits, the Company believes that it can attain better accountability over the clinical process and ensure high data integrity. The Company believes a combination of highly accountable data with efficacious results has expedited the regulatory review process. The Company has submitted its PMA application and on February 13, 1998 the Ophthalmic Devices Panel recommended to the FDA that approval be granted to the Company.

     []Leverage Technology Platform to Expand Indications for Use. The Company has begun clinical trials to pursue additional clinical indications for its LADARVision System, such as hyperopia and LASIK. The Company plans to pursue additional clinical indications such as hyperopia with and without astigmatism, and presbyopia (need for bifocals or reading glasses). The Company believes that its proprietary combination of eye tracking and narrow beam laser technology is well suited to addressing these additional indications, and that its existing LADARVision System could be adapted for additional indications with software upgrades.


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

     RADIAL KERATOTOMY: Radial keratotomy ("RK") uses a diamond-edged scalpel to cut a varying number of radial incisions in order to reshape the cornea. Although some practitioners have achieved a moderate degree of accuracy with RK, significant variability has been noted from surgeon to surgeon, and a number of clinical problems remain. A longitudinal study, Prospective Evaluation of Radial Keratotomy ("PERK"), was completed in 1994 showing that 43% of RK patients did not have a stable surgical outcome over time. PERK did demonstrate, however, that RK could initially bring about 85% of patients, within a defined vision disorder, to a visual acuity of 20/40 or better. Visual acuity of 20/40 is what many states consider the maximum visual disorder allowed to qualify for a driver's license without corrective lenses. Because RK is a surgical procedure that does not use any instrument or device other than a scalpel, it is not regulated by the FDA.

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

     For patients who undergo PRK surgery, the re-growth of the epithelium in the two to five days post-operatively is the cause of moderate discomfort. Additionally, the corneal ablation engenders wound healing which is sometimes a cause of post-operative regression. As a result, the laser in-situ keratomileusis ("LASIK") procedure was developed. In the LASIK procedure, the front edge of the cornea is cut across its face and laid back with an attachment (a corneal flap) to reveal the corneal "bed" or stroma. An excimer laser then ablates tissue to reshape the stroma. The procedure is completed by replacing the corneal flap. In contrast to first generation PRK, early LASIK clinical results show faster return to best corrected visual acuity, more stable results within the first year, increased predictability for higher degrees of myopia and decreased patient discomfort. However, due to the mechanical complexity required to cut the very thin (150 micron) corneal flap, additional complications unique to LASIK are sometimes reported. After evaluating these tradeoffs in the LASIK procedure, the ophthalmology community is rapidly adopting it due to the aforementioned advantages for patients.


CLINICAL TRIALS

FDA guidelines prescribe three steps or phases of clinical testing for excimer refractive surgical systems. During Phase I, the device manufacturer conducts feasibility studies to confirm design and operating parameters. During Phase II, the manufacturer attempts to rule out major safety risks and assure reasonable stability of results and may make minor modifications to the device and treatment protocols. During Phase III, the manufacturer provides reasonable safety and efficacy assurances of the final device to be submitted for PMA by virtue of treating an expanded patient population.

The Company conducted pre-clinical trials with the LADARVision System in late 1994 in primates. In January 1995, the Company began a Phase I trial on five blind eyes, closely followed by a Phase IIa sighted eye study under the direction of Dr. Ioannis Pallikaris, an associate professor of ophthalmology at the University of Crete, Greece and co-inventor of the LASIK procedure. The Company was granted an investigational device exemption ("IDE") to begin U.S. trials by the FDA in January 1996. The Company then conducted a Phase II confirming trial in the U.S. under the direction of Dr. Marguerite McDonald, the Company's Medical Director. Following these surgeries and data submission, the FDA permitted the Company to begin Phase III surgeries at up to seven U.S. sites and 500 eyes. Beginning in October 1996 and proceeding until May 1997, the Company's Phase III multi-site procedures have been compiled to six months post-operative data for myopia and myopic astigmatism as follows:

           PHASE III MYOPIA - U.S. RESULTS UNCORRECTED VISUAL ACUITY

                                   % OF EYES
                                                    INTERVAL
                                        ----------------------------
      VISUAL ACUITY                      1M      3M      6M      9M
---------------------------             ----    ----    ----    ----
LESS THAN OR EQUAL TO 20/20              59      69      70      68
LESS THAN OR EQUAL TO 20/25              78      83      85      84
LESS THAN OR EQUAL TO 20/32              90      92      92      94
LESS THAN OR EQUAL TO 20/40              96      96      96      97
---------------------------------------------------------------------
        N=                              460     450     417     171



            PHASE III MYOPIC ASTIGMATISM UNCORRECTED VISUAL ACUITY

                                   % OF EYES
                                               INTERVAL
                                        --------------------
      VISUAL ACUITY                      1M      3M      6M
---------------------------             ----    ----    ----
LESS THAN OR EQUAL TO 20/20              48      55      59
LESS THAN OR EQUAL TO 20/25              72      77      81
LESS THAN OR EQUAL TO 20/32              84      85      88
LESS THAN OR EQUAL TO 20/40              92      92      93
------------------------------------------------------------
        N=                              210     208     187

M-MONTHS, POST-OPERATIVELY

The FDA's primary measure of efficacy regarding LVC is the uncorrected visual acuity ("UCVA"), or the percentage of patients who can read to the specified levels on the standard

Snellen eye chart post-operatively with no additional refractive correction. The FDA has concluded that certain percentage levels of patients achieving 20/20 and 20/40 of UCVA constitute efficacy.

The FDA's primary measure of safety regarding LVC is the best corrected visual acuity ("BCVA"), or the percentage of patients treated who lose the ability to read as far down the standard Snellen eye chart post-operatively as they previously could. The FDA has concluded that a 2 line (or more) loss on the Snellen eye chart is a compromise of visual function. The Company's clinical results has an extremely small number of patients losing 2 or more lines of BCVA. These results are superior to other FDA clinical file results from other company's systems.

Another key part of the information for the FDA about an LVC system is the stability of results for patients. The mean manifest refraction in both the Greek and U.S. trials changed less than diopter in any three month post-operative interval.

In September 1997, the Company began its hyperopia clinical protocol and in October 1997, its LASIK clinical protocol.

See "Business - - Other Key Personnel of the Registrant" for more information on the Company's medical and regulatory advisors and employees.

RESEARCH AND DEVELOPMENT

The Company has expended approximately $19.6 million on research and development efforts for its LADARVision technology platform. This includes $3+ million in United States government research and development grants in laser radar technology for military use the Company received between 1985 and 1993, and over $16 million in financing allocated directly to LADARVision development and clinicals since February 1993.

Tracker-assisted LASIK ("T-LASIK") has recently come out of development at the Company and the initial clinical protocol surgeries have been accomplished. The Company's goal in pursuing T-LASIK is to incorporate the eye tracking capability of the LADARVision System in the LASIK procedure. First, T-LASIK intends to assist and improve the surgeon's placement of the LASIK microkeratome on the center of the cornea prior to cutting a flap. Second, T-LASIK is being designed to automatically center (by tracking) the laser ablation in the stromal bed after it is exposed by the cutting of a flap. Although LASIK is a non-regulated procedure, the FDA maintains that for LVC equipment manufacturers (including the Company) to make claims regarding the performance of LASIK, the equipment manufacturer must conduct a Phase III clinical evaluation of the equipment used in conjunction with the procedure. The company marketing one of the two U.S. approved LVC systems has indicated that they will conduct trials seeking LASIK approval.

The Next Technology Advance in LVC:  Custom Cornea(TM)

The Company is actively developing CustomCornea, a patent pending technology designed to further extend the precision and flexibility of the LADARVision System by incorporating advanced eye measurement technology to determine the more subtle errors of the human visual system and generate custom ablation patterns ideally suited for each patient. CustomCornea is intended to offer correction of the degrading effects of complex corneal topographical anomalies, including irregular astigmatism. The Company believes that CustomCornea will improve the night vision performance of patients over current PRK performance. The Company has applied for a patent covering certain aspects of this technology and certain claims of that application have been allowed in 1997. During 1997, the Company conducted a successful clinical trial of the measurement aspects of the CustomCornea concept on approximately 100 eyes with a prototype device. During 1998, the Company intends to submit its application for a PMA for the device and begin surgical procedures that offer unique, customized corrections. Such corrections offer the promise of increasing contrast sensitivity, improved night vision and uncorrected visual acuity beyond what current technology can provide.

The Company's long term research and development plan includes extension of the CustomCornea and LADARVision technology to include multi-focal correction of presbyopia. The correction of presbyopia would require ablation of a highly complex and precise shape which the Company believes may be achievable with LADARVision technology. The CustomCornea technology has measurement features the Company believes will aid in the development aspects of this project. Presbyopic correction is a multi-year development program.

There can be no assurance that the Company will be able to successfully develop any of these technologies or that any of these technologies will achieve market acceptance.

MANUFACTURING

The Company's manufacturing operations consist of the final assembly of parts and components, followed by testing to maintain performance and quality control. Most parts and components are supplied by outside vendors. The completed System must pass a series of final integration and systems tests prior to shipment.

The Company has funded the development of a custom, small excimer laser. The small excimer laser device is built for the Company by a U.S.-based laser specialty contractor who developed the device for the Company over the course of 1994 and 1995. This contractor is currently the Company's sole source of the laser device. If this source were unable to meet the Company's demand, the Company's ability to build LADARVision Systems would be adversely affected. Although the Company has full and exclusive proprietary rights to the small excimer laser device and could move the manufacture of the device to another vendor or to additional vendors, this process could take several months. In addition to the laser device, the most significant system component is the optical module. The LADARVision optical module had been previously independently built and tested by the Company. During 1996 and 1997, the Company outsourced the optical module to one sole source supplier to improve manufacturability, serviceability and to achieve higher performance and begin positioning the Company to enter higher volume manufacture. If these sources were unable to meet the Company's demand, the Company's ability to build LADARVision Systems would be adversely affected. The Company wrote the LADARVision System software (all versions thereof) and intends to protect this software by copyright and, in certain instances, by protecting portions of it as a trade secret. The balance of the LADARVision System, consisting of common, non-proprietary components purchased from third parties, is assembled and tested by the Company.

In 1997, the Company moved to a leased, newly-built main office and production facility of approximately 25,000 square feet. The new facility will enable the Company to maintain inventory levels and to move production rates up to what will be needed for commercial placements. See Item 2 - Properties.

In March 1998, the Company delayed for at least ninety days the completion of several systems in commercial production and the production of new systems in order to finalize quality system requirements and complete implementation of several engineering changes. This action by the Company will result in a delay in installing several commercial systems outside of the United States. Although the Company expects to commence the delivery of commercially produced systems in June 1998, there can be no assurance that the Company will have resolved the matters by that time. Further, because of these delays, the Company is uncertain as to how many commercial systems it can produce for the remainder of the 1998 to serve the United States market after the Company's PMA is granted.

The Company is actively implementing policies and procedures to enable it to achieve International Standards Organization ("ISO") 9001 and CE Mark qualifications and to meet the FDA's Quality System Requirements ("QSR") guidelines.

The Company's manufacturing facility and manufacturing procedures must comply with QSR guidelines before the Company's PMA can be granted. In preliminary reviews for both QSR and ISO 9001, the reviews found deficiencies that must be corrected before approval can be obtained for both QSR and ISO 9001. One of the matters that must be handled by the Company is its ability to control the quality of components and sub-assemblies manufactured or assembled by suppliers to the Company. The Company believes it can meet requirements for QSR and ISO 9001, including the supplier control matter, by the time its PMA is ready for approval by the FDA. However, there can be no assurance that the Company will meet these requirements. The Company will not be able to enter into full scale commercial production of systems for the United States market until it meets the QSR requirements. Any delay beyond June 1998 in meeting the QSR and ISO 9001 requirements will have a material adverse effect on the operations of the Company.

SALES AND MARKETING; CUSTOMER SERVICE

The Company plans to employ its own sales and service personnel to launch the LADARVision System first in markets outside the United States and, following FDA approval, within the United Sates. The Company and CIBA intend to co-promote their products at industry meetings.

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

The Company is actively building its capabilities in both sales and service personnel at the current time. There are limited experienced sales and service personnel available and the Company is conducting training of such personnel, especially service personnel, after their initial hiring that will limit their productivity in their first months with the Company.

The Company recently contracted for market research regarding the current state of the market for LVC procedures and equipment. The market research results have permitted the Company to refine the LADARVision selling proposition in light of the current stage of market development.

COMPETITION

The refractive surgery market is characterized by rapidly evolving technology and intense competition. The Company is aware of two companies, Summit and VISX, that have received FDA approval for their respective LVC excimer lasers for treating low myopia. Additionally, VISX received approval to commercially offer astigmatism treatment 1997. Both Summit and VISX are forecasting that they will receive approvals on additional indications during 1998, providing both additional feature competition and broadening the size of the patient market for LVC. Several companies, including Bausch & Lomb's Surgical Division (in part, formerly Chiron/Technolas), Coherent/Schwind, Nidek, Meditek, Lasersight and Novatec, have introduced LVC systems outside the United States, where LVC has been commercialized for treating myopia and other vision disorders. Two of these companies have made announcements of PMA filings with the FDA in late 1997, indicating substantial completion of their U.S. Phase III protocols. Other companies either have begun or may soon begin clinical trials in the United States, including Phase III trials, the last stage before approval. LVC providers who purchase equipment from Summit or VISX may be reluctant to change to the new LADARVision System because of the significant capital investment they have made or the familiarity with the equipment and the inconvenience of changing to a new system. The ability of Summit and VISX to sell additional machines in the U.S. market in 1997 appeared less than their large initial sales achieved pre-PMA on the basis of a non-refractive indication and immediately post-PMA based on the new LVC indication. If other providers of LVC systems are able to saturate the United States market (or if it is saturated already) with their equipment before the Company obtains FDA approval to market the LADARVision System in the United States, the Company could experience a significantly lower share of the market than anticipated which would have a material adverse effect on the Company's business, financial condition and results of operations.

The Company's several prospective commercial competitors such as Summit, VISX, Bausch & Lomb, Nidek and perhaps others, have substantially greater capabilities than the Company in the areas of capital resources, research and development resources and regulatory, manufacturing and marketing experience. There can be no assurance that the Company's competitors will not succeed in developing or marketing technologies and products that are more effective and/or less expensive than those developed or marketed by the Company or that would render the Company's technology and products obsolete or noncompetitive.

During 1996, after FDA approval to Summit and VISX, another competitive phenomenon occurred. There have been reports of "black box" lasers being employed in commercial surgeries in the U.S. A black box laser is one that has been made independently of any manufacturer who is pursuing a clinical trial path following the rules for a Class III medical device. There are also reports of "gray market" lasers entering the U.S. and being used to treat patients. A gray market laser is one made by an approved manufacturer (Summit or VISX) but sold earlier into a foreign market. The existence of a U.S. equipment market has spawned some amount of activity in selling older, non-U.S. approved systems into the U.S. market illegally. After proposing that such illegal lasers be allowed to continue operating if their owner/operators file for an investigational device exemption ("IDE") from the Agency by January 15, 1997, the FDA began vigorous enforcement actions against certain remaining illegal devices and manufacturing sites. It is believed that the FDA enforcement actions have been successful in reducing the growth and numbers of such illegal devices in the U.S. LVC marketplace. The primary risk with such systems lies in the fact that with no rigorous clinical testing as part of an FDA approval process, any adverse patient results could be sensationally publicized and thereby reduce primary demand for legitimate LVC procedures.

During 1996, in order to gain market share from the larger number of existing Summit systems in the U.S. installed base, VISX offered a discount on the price of their system if the buyer "traded-in" a Summit system. The Company may find, upon its entry to the U.S. or foreign markets, that competitive conditions require it to modify its normal economic terms in order to induce owners of previous laser models to make the change to a LADARVision System.

Additionally, non-laser corrective refractive procedures and technologies, such as implantable ring devices and contact lenses, are under development and/or in clinical trials in the U.S., and it is possible that these new technologies and procedures will successfully emerge as competition to the Company's technology.


RELATIONSHIP WITH CIBA

The Company and CIBA entered into an agreement in 1994 whereby CIBA purchased certain securities of the Company for $4,000,000 which subsequently converted to 1,256,550 shares of common stock. In 1995, CIBA and the Company replaced their existing agreement with a Strategic Alliance Agreement whereby CIBA advanced $1,000,000 to the Company and agreed to provide in-kind services worth over $1,000,000 over a three-year period.

Under the Strategic Alliance Agreement, CIBA has agreed to allow the Company to use the trademarks CIBA Vision(R) and CIBA Vision Ophthalmics(R)/2/ to promote its ophthalmic refractive laser products for the duration of the agreement (eight years unless terminated earlier). As part of the in-kind services to be provided by CIBA for three years, CIBA may provide exhibit space at appropriate ophthalmic conventions or congresses attended by CIBA worldwide and participate in co-promotional activities with the Company.

Terence A. Walts, a vice-president of CIBA, was a full-time consultant to the Company who is paid by CIBA. Services provided by Mr. Walts have constituted a significant portion of the in-kind services to be provided by CIBA. Mr. Walts and the Company have agreed that Mr. Walts will not become an employee of the Company in June 1998, as contemplated in the Strategic Alliance Agreement between the Company and CIBA. Mr. Walts was a valuable consultant and contributor to the Company and its progress over the last three years, and was particularly instrumental in finalizing and supporting the Strategic Alliance with CIBA. See "Item 13. - Certain Relationships and Related Transactions."
-----------------------------
/2/ CIBA Vision and CIBA Vision Ophthalmics are registered trademarks of Novartis, Ltd.

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

PATENTS AND PROPRIETARY INTELLECTUAL PROPERTY

The Company's LADARVision eye tracking and excimer shaping technologies are the product of several years of contract research and development for the Strategic Defense Initiative and the National Aeronautic and Space Administration. The Company has retained all commercial rights to these technologies and has filed a total of eleven patent applications in the United States and numerous foreign patent applications related to these technologies. Three of the eleven United States patent filings have resulted in patents being issued to the Company and several others have an indication of allowable subject matter.

The patent applications generally relate to the following areas:

     []A cartridge excimer laser device for high serviceability;
     []Fast response eye tracking;
     []Fast and accurate optical narrow beam delivery system with tracking;
     []Ablation with shot pattern, with minimal sensitivity to ablation debris;
     []The algorithm for shaping with arbitrary combinations of plus and minus sphere and cylinder; and
     []CustomCornea

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

PILLAR POINT PARTNERS; OTHER LICENSES

Two of the Company's competitors, Summit and VISX, have formed a U.S. partnership, Pillar Point, to pool certain of their respective patents related to corneal sculpting technologies. Pursuant to this partnership, companies using excimer lasers for LVC, including the two partners, may be required to pay royalties and per procedure fees to the partnership for all sales generated in the United States depending upon the extent to which their excimer laser product incorporates patented technology owned by the partnership and as required by the terms of any applicable license. The Company has sued Pillar Point contending non-infringement, non-enforceability and invalidity of certain of these patents and contests the need for a license or to pay royalties. See "Legal Proceedings." Should such litigation prove unfruitful, the Company may have to pay to the partnership per procedure fees related to a feature of the LADARVision System. Pillar Point was established in part to license its patents to others, and thus the Company believes that Pillar Point is willing to grant a license to the Company, although there can be no assurance that they will do so.

In 1995, the Federal Trade Commission ("FTC") initiated an investigation of Pillar Point. In the most recent available Form 10-Q's filed with the Securities Exchange Commission, Summit and VISX have disclosed that the FTC investigating staff has informed the Pillar Point that it has reason to believe that a violation of the Federal Trade Commission Act may have occurred and that it is prepared to recommend that the Commission issue an administrative complaint under the Act. On March 24, 1998, the FTC voted to bring charges against VISX and Summit alleging that this patent pooling arrangement was essentially a conspiracy to fix prices in the LVC market. A hearing on these charges is scheduled for April 16, 1998 before an administrative law judge. Additionally, the FTC alleged that VISX acted with inequitable conduct and willful fraud in obtaining one of their patents contributed to the patent pooling partnership. Additionally, the two partners in Pillar Point are in various forms of litigation between themselves, initiated in 1996 and expanded in 1997 and 1998, that challenge the details of what payments have been (or not been) remitted to Pillar Point and what form of LVC procedure is actually covered under the formation agreement between the parties. Additionally one of the parties to Pillar Point, VISX, has sued for dissolution of the partnership. It is uncertain whether Pillar Point will survive as an entity due to these matters or, if it does, what changes may result in competitive market conditions or in the ability of any equipment company to market its products without allegations of patent infringement. Any substantial uncertainty or confusion intentionally created or simply caused in the marketplace for new equipment and services as a result of these possible structural changes in the intellectual property environment could create delays or deferments in buying decisions by ophthalmologists, clinics or hospitals. Such delays or deferments could adversely affect the Company's ability to make placements, thereby affecting the Company's procedure market share and have a material adverse effect on the Company's business, financial condition and results of operations.

During 1996, the Company licensed from IBM rights to its patents related to ultraviolet laser ablation of biological material. In 1997, IBM sold certain patent property to Lasersight, Inc., which also makes LVC equipment. The Company has been informed by IBM that while the patent and certain licenses thereto are to be included in the sale to Lasersight, Inc., the Autonomous license is still owned by IBM. Under the terms of the license with IBM, the Company has an automatic right of renewal in 2000 for another four year term, subject to a fixed limit increase in the royalty rates thereafter. Upon expiration of the second term, the patent will have expired.

There may be several other United States and foreign patents for which the Company will need to negotiate licenses in order to sell, lease or use the LADARVision System in certain markets. There can be no assurance that the Company will be successful in securing licenses for these patents, or that if the Company does obtain licenses for these patents, such licenses will be on terms acceptable to the Company. An inability to license these patents would have a material adverse effect on the business, financial condition and results of operations of the Company.

GOVERNMENT REGULATION

FDA. Before medical devices can be marketed, they must be subjected to rigorous pre-clinical and clinical testing in order to satisfy regulatory requirements imposed by the FDA, comparable agencies in other countries and, to a lesser extent, by certain state regulatory authorities.

Medical devices are classified by the FDA as Class I, II or III based upon the amount of regulatory review necessary to reasonably ensure their safety and effectiveness to the public. Class III devices, such as the Company's LADARVision System, are subject to the most stringent regulatory review and cannot be marketed for commercial sale in the United States until the FDA grants a PMA for the device.

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

The Company has submitted its PMA application for its initial indications of myopia and astigmatism. On February 13, 1998, the FDA's Ophthalmic Devices Panel reviewed the application and unanimously recommended that the FDA grant the PMA approval for myopia up to -8 diopters and astigmatism up to -4 diopters. Normally, the FDA takes several months after a recommendation from a panel to complete its work on the file, conduct audits of the Company and grant a PMA.

Other Regulation. Sales, including international, manufacture and product development of the LADARVision System, also may be subject to federal regulations pertaining to export laws and environmental and worker protection, as well as to state and/or local health and safety regulations, which may require obtaining various permits. The impact of such regulations on the Company cannot be fully predicted.

In the state of Florida, where the Company's primary facilities are located, the Department of Health and Rehabilitative Services' Office of Radiation Control governs reporting and record keeping requirements that the Company follows. Furthermore, each country in which the Company anticipates marketing the LADARVision System requires certain filings and other information and procedures with regard to laser devices used in medicine.

In Europe, the member countries of the European Community have rules that require that medical products receive, by June 14, 1998, certifications necessary to affix the "CE" mark to the device. The CE mark has gained acceptance as an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. Certification under the ISO 9000 series of standards for quality assurance and manufacturing processes is one of the CE mark requirements. The Company is implementing policies and procedures to enable it to achieve ISO 9000 qualification and the CE mark within the required time frame.

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

PRODUCT LIABILITY AND INSURANCE

The Company's business involves the risk of product liability claims. The Company has not experienced any product liability claims to date. The Company maintains a "claims made" product liability insurance policy with coverage limits of $5 million per occurrence and $5 million in the aggregate. The inability of the Company to maintain adequate insurance coverage at any time could, in the event of product liability or other claims in excess of the Company's insurance coverage, have a material adverse effect on the Company's business, financial condition and results of operations. Additionally, the Company has agreed in the past, and is likely to agree in the future, to indemnify certain medical institutions and their personnel who participate in the Company's clinical studies.

EMPLOYEES

As of February 28, 1998, the Company had 61 full-time and one part-time employee. Additionally, from time to time, the Company has retained the services of agency contract employees or consultants. The Company expects additional staffing during the remainder of 1998 to be primarily in the sales and marketing and production functions. No employees are covered by collective bargaining agreements, and the Company believes that it maintains good relations with its employees.

Executive Officers and Directors of the Registrant


The following table sets forth certain information with respect to the executive officers and directors of the Company:

                                 AGE (AT
                                 FEBRUARY
NAME                             28, 1998)  TITLE
------------------------------   --------   --------------------------------------------
Randy W. Frey                     40         Chairman of the Board, Director, and Chief
                                             Executive Officer

Richard C. Capozza, Ph.D.         55         Director, President and Chief Operating
                                             Officer

Monty K. Allen                    45         Vice President, Treasurer and Chief Financial
                                             Officer; Corporate Secretary

George H. Pettit, Ph.D., MD       37         Vice President of Research

Donald I. Martin                  50         Vice President of Manufacturing & Engineering

G. Arthur Herbert                 72         Director

Stanley Ruffett                   74         Director

Timothy Barabe                    44         Director

Richard H. Keates, MD             65         Director

Whitney A. McFarlin               57         Director

Pursuant to the Company's Third Amended and Restated Articles of Incorporation, the Board of Directors of the Company has fixed the number of directors at seven. Each elected Director will serve until the next Annual Meeting of Stockholders or until his successor shall be elected and shall qualify.

Randy W. Frey founded Autonomous in 1985 and serves as its Chairman of the Board, and Chief Executive Officer. He previously spent seven years in the aerospace industry with Martin Marietta and Raytheon Company and was involved in the development of laser radar technology for object tracking and guidance systems. Mr. Frey was integral in the development of the LADARVision eye tracking technology for the Company's LADARVision System. Mr. Frey earned a Bachelor of Science in Electrical Engineering from the Polytechnic Institute of Brooklyn.

Richard C. Capozza, Ph.D. joined the Company in September 1995 as Executive Vice President and Chief Operating Officer. In March 1998 he assumed the title of President and Chief Operating Officer. He has over 20 years experience in ophthalmic products from devices to pharmaceuticals. From 1985 to September 1995, Dr. Capozza was employed by Pilkington Barnes Hind, a worldwide manufacturer of contact lenses and contact lens care products, and from 1990 to September 1995 was Corporate Executive Vice President for Science and Technology, responsible for worldwide operations and research and development. From 1981 to 1985 he was President of Syntex Ophthalmics, a worldwide manufacturer of premium priced, high performance contact lens products. Dr. Capozza earned his Ph.D. in Chemistry from the University of Maryland, a Bachelor of Science in Chemistry from Providence College and is a graduate of the Stanford University Business School executive program.

Monty K. Allen joined the Company in August 1995 as Vice President, Treasurer and Chief Financial Officer. He assumed the duties of Corporate Secretary in 1997. From May 1994 until August 1995, Mr. Allen served as an independent consultant to software, telecommunications and medical/biotech firms. From February 1993 until April 1994, he served as Vice President, Chief Financial Officer and Secretary of Clarus Medical Systems, Inc., a privately held, spinal endoscopy medical device business. From 1990 to February 1993, he served as Vice President, Chief Financial Officer and Secretary of AgriDyne Technologies Inc., a publicly held, agricultural biotech firm. Mr. Allen is a certified public accountant and earned a Masters in Business Administration from Harvard University and a Bachelor of Science in Accounting from Florida State University.

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

Donald I. Martin, joined the Company in August 1997 as Vice President of Manufacturing & Engineering. From January 1995 to July 1997, Mr. Martin was with Bio-Rad Laboratories, Inc., a maker of diagnostic and analytical instruments for the life sciences industry. From 1977 to December 1994, he was with the MedSystems Division of C.R. Bard, Inc. and, subsequently, Baxter International, a maker of IV drug delivery products. Mr. Martin earned his Bachelor of Science in Industrial Engineering from Northeastern University.

G. Arthur Herbert has been a consultant and director of Autonomous for over five years during which time he has assisted in strategic planning for the Company. Since 1989, Mr. Herbert has been the principal in a business consulting firm, CEO Advisors, Orlando, Florida. Mr. Herbert has accumulated over 40 years of experience in business development in such capacities as President and Managing General Partner for three venture capital funds managed by Electro-Science Management Corporation, Vice President of Corporate Development of Radiation Incorporated and treasurer for the National Venture Capital Association. Mr. Herbert is currently a Director of Techne Corporation, a publicly held diagnostics firm, Seavin, Inc., a privately held vineyard and wineries firm and Vitacare, Inc., a privately held independent physicians association. He received his Masters in Business Administration from Harvard University and Bachelor of Science in Engineering from the United States Naval Academy.

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

Richard H. Keates, MD joined the Company's Board of Directors in July 1996. Since September 1997, Dr. Keates has served as a Professor of Ophthalmology at New York Medical College. Until January 1997, Dr. Keates was the holder of the Irving H. Leopold Endowed Chair in Ophthalmology and was a Professor of Ophthalmology at the University of California, Irvine for more than five years. He received his medical training at Jefferson Medical Center, Philadelphia, PA. He was twice a Member of the Board of Directors of the American Society of Cataract and Refractive Surgery and actively conducted clinical trials in LVC during his career.

Whitney A. McFarlin, joined the Company's Board of Directors in December 1997. Since September 1993, Mr. McFarlin is the Chief Executive Officer, President and Chairman of Angeion Corporation. Angeion is a developer and manufacturer of implantable cardioverter defibrillators and catheter ablation systems for the tachyarrythmia market. From 1990 to September 1993, he held the same positions at Clarus Medical Systems, Inc. Mr. McFarlin has over 20 years experience in medical device businesses, including executive positions at Medtronic and Everest & Jennings. He is a registered professional engineer and also serves on the Board of Directors of publicly-held Zero Corporation and Medical Alley, a Minnesota-based trade association for companies and organizations in health care. He holds an MS degree in Nuclear Engineering from Texas A&M University, a BS in Physics and Mathematics from Henderson College, and attended the Executive Development Program at UCLA.

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

RISK FACTORS

In evaluating the Company's business, prospective investors should carefully consider the following risk factors. This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements of plans, intentions and objectives by the Company and statements of future economic performance contained in this Prospectus should be deemed to be forward-looking statements. Statements containing terms such as "believes," "does not believe," "no reason to believe," "expects," "plans," "intends," "estimates," "anticipated," "or "anticipates" are considered to contain uncertainty and are forward looking statements. Cautionary statements are made in certain sections of this document. These cautionary statements should be read as being applicable to all related forward-looking statements wherever they appear in this document, the materials referred to in this document or the materials incorporated by reference into this Annual Report on Form 10-K.

ABSENCE OF OPERATING HISTORY AND PROFITABILITY; EXPECTED FUTURE LOSSES. The Company was founded in 1985 to develop laser tracking technology for the Department of Defense under the Strategic Defense Initiative and did not pursue development of the LADARVision System product until 1993. The Company has generated limited revenues to date, of which very little so far relate to its LADARVision System, and has incurred net losses since 1991. The Company's LADARVision System may require additional product development, will require additional clinical studies for indications beyond low and moderate myopia and astigmatism and will require marketing investment as well as its PMA from the FDA as a Class III device prior to United States commercialization. There can be no assurance that any of the Company's product, clinical or market development efforts will be successfully completed, that regulatory approvals will be obtained, or that the Company's products will be capable of being produced in commercial quantities at reasonable cost and quality. Further, it is expected that the Company will continue to incur substantial losses for some time after it enters the United States market for laser vision correction, and there can be no assurance that the Company will attain profitability at any time in the future.

GOVERNMENT REGULATION; FOOD AND DRUG ADMINISTRATION; POSSIBLE FAILURE TO OBTAIN REGULATORY APPROVAL FOR PRODUCTS. Medical devices are subject, prior to clearance for marketing, to rigorous pre-clinical and clinical testing mandated by the FDA and comparable agencies in other countries and, to a lesser extent, by state regulatory authorities. The Company has filed a PMA application with the FDA for approval of its LADARVision System as a Class III device for treating low myopia and must file an amendment thereto or additional PMA applications for other vision disorders.

The process of obtaining approval of a PMA application is lengthy, expensive and uncertain. It requires the submission of extensive clinical data and supporting information to the FDA. The PMA process also typically has required a public hearing before an advisory panel comprised of experts in the field. However, the FDA is not bound by the advisory panel's recommendations when it seeks them. In late 1996, the FDA issued a definitive statement entitled "FDA Guidance for Photorefractive Keratectomy Laser Systems: IDE Studies and PMA Applications" (the "Guidance Document"). The Guidance Document offers companies pursuing FDA approval of LVC systems substantially more defined filing paths, study design and execution requirements, and safety and efficacy data levels that will have to be achieved in order to be a candidate for issuance of a PMA. The Company believes that the Guidance Document will make the process of obtaining PMA approvals for LVC systems less uncertain and more predictable but will not eliminate the risk that the Company will not be granted a PMA. The Company believes that its engineering, clinical trials and data gathering and analysis, including that which was accomplished before the existence of the Guidance Document, are in substantial compliance with the Guidance Document.

Products manufactured and distributed by the Company pursuant to a PMA will be subject to extensive, ongoing regulation by the FDA. The FDA enabling legislation, the Food, Drug and Cosmetic Act (the "FDC Act") also requires the Company to manufacture its products in accordance with its current Quality System Regulations ("QSR"). The Company's facilities will be subject to periodic, surprise QSR inspections by the FDA. These regulations impose certain procedural and documentation requirements upon the Company with respect to manufacturing and quality assurance activities. QSR regulations are consistent, to the extent possible, with the requirements for quality systems contained in applicable international standards, primarily, the International Standards Organization (ISO) 9001.

The Company's manufacturing facilities eventually must comply with current ISO 9001 qualifications and FDA QSR guidelines before the Company's PMA can be granted. The Company's facilities are being readied to comply with such requirements. If any noncompliance with these regulations is noted during facility inspections, the initial or continued marketing of the Company's products may be adversely affected.

Additionally, product and procedure labeling and all forms of promotional activities are subject to examination by the FDA, and current FDA enforcement policy prohibits the marketing of approved medical devices for unapproved uses. Noncompliance with these requirements may result in warning letters, fines, injunctions, recall or seizure of products, suspension of manufacturing, denial or withdrawal of PMAs, and criminal prosecution.

The FDA Quality System Regulation and ISO 9001 require the Company to maintain a supplier-quality program with major sub-contractors in order for the Company's product to carry the claim of having been manufactured in a quality environment. As a result, at least two of the Company's current sub-contractors will be required to establish documented quality systems. Currently one of those sub-contractors meets those standards. There can be no assurance that the remaining sub-contractor can meet the standards in a timely fashion. Furthermore, there is always the risk that existing sub-contractors who meet the requirements currently will not meet them at some time in the future. As a result, it is possible that the Company's commercial capability could be hindered at some time in the future because it is unable to pass QSR inspections by the FDA, its subcontractor's documented quality systems fail to be sufficient, or the Company is unable to obtain the "CE" mark to enable the Company to distribute products in Europe in 1998 and beyond. (See "Risks Associated with International Commercial Activities" for a discussion of the "CE" mark.)

Requirements for regulatory approval relating to the LADARVision System may vary widely from country to country, ranging from simple product registrations to detailed submissions such as those required by the FDA. No regulatory clearances have been obtained in any such countries, and there is no assurance that any will be issued.

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

NEED FOR ADDITIONAL CAPITAL TO FUND PLACEMENT OF THE LADARVISION SYSTEMS AND FOR OPERATIONS. The Company's business strategy calls for the placement of the LADARVision Systems with ophthalmologists primarily under procedure fee agreements. As a result, the Company will be required to fund the cost of manufacturing and installation of each system. Although the Company intends to receive prepaid fees for the placement of each machine and to seek financing for additional balances of capital investment, such prepaid fees and funding will not cover the initial manufacturing and installation costs of each system. The Company will be required to obtain financing at some point prior to achieving high volume commercial use of its LADARVision Systems. There can be no assurance that the Company will be able to borrow the funds or raise equity capital as needed for the commercial placement of its LADARVision Systems or, if such funding is obtained, that the terms of such funding will be favorable to the Company. Until such time as the cash provided from the cumulative LADARVision System placements is sufficient to cover the costs of the Company's clinical, research, development and administrative endeavors, the Company will need additional capital for funding of such operations. To the extent that such additional capital is obtained via equity sales, the holdings of existing shareholders may be materially diluted. Further, additional dilution will occur to existing shareholders upon the exercise of outstanding warrants, stock options, and the potential issuance of shares to CIBA in 1999.

LIMITED MANUFACTURING EXPERIENCE; QSR AND ISO 9001 REQUIREMENTS. The Company's manufacturing operations consist primarily of the final assembly of out-sourced parts and components, followed by testing to assure field performance and quality control. The Company must expand its manufacturing capabilities for commercial production of the LADARVision System to have the capacity to address the market. The Company has recently experienced delays in the production of LADARVision Systems. The Company delayed shipment of commercial systems to foreign customers in March 1998 for at least ninety days in order to finalize its QSR systems and complete implementation of several engineering changes. There can be no assurance that the Company will not continue to experience difficulties as it converts from a research and development operation into a commercial manufacturing operation. Any delay in commercial production beyond June 1998 could have a material adverse effect on the Company's operations. In addition, the Company must meet the FDA's QSR guidelines in order to ship systems for use in the United States and must meet the requirements of ISO 9001 and receive a CE Mark in order to market in the European Community. Preliminary reviews have identified deficiencies that must be corrected by the Company in order to meet both the QSR and ISO 9001 requirements. If the Company is delayed in meeting the aforementioned requirements beyond June 1998, such delay could have a material adverse effect on the operations of the Company. In addition, if any of the Company's suppliers of significant components or sub-assemblies cannot meet the quality requirements of the Company, the Company could be delayed in producing commercial systems for the United States market.

RELIANCE ON THIRD PARTY AND SOLE SOURCE SUPPLIERS. The Company relies on third party suppliers to provide the components necessary for the manufacture of the LADARVision System. The Company-patented laser component of the LADARVision System is currently supplied by a single source according to the Company's specifications under an exclusive supply agreement. The Company has the right at any time to seek other producers of the laser. In addition to the laser device, the most significant system component is the tracking hardware. Other components of the LADARVision System such as the stereo microscope, computer hardware and system casing are available from several sources. The Company may be unable to obtain sufficient quantities of these components from single-source or other suppliers or it may be unable to effect a change from a single source supplier to another or other suppliers. In these instances, reductions in manufacturing capability could occur that could cause delays in clinical trials, regulatory approvals and commercialization which would have a material adverse effect on the business, financial condition, and results of operations of the Company.

DEPENDENCE ON PATENTS AND PROPRIETARY TECHNOLOGY. The Company's success will depend in part on its ability to obtain patents for its products and processes, to preserve its trade secrets and to operate without infringing upon the proprietary rights of third parties. In particular, whether the Company can protect its proprietary tracking and narrow-beam shaping technology is critical to its ability to differentiate it from existing LVC systems. The Company has filed eleven patent applications in the United States and several foreign patent applications related to several features of its eye tracking technology as well as to its narrow beam delivery, corneal sculpting methods and advanced topographical analysis. Three of these applications have resulted in the issuance of United States patents, all claims for two additional patents have been allowed, and 13 claims in one additional patent application have been allowed. It is uncertain as to whether any other patents will be issued, whether the scope of any patent protection will exclude competitors or provide meaningful competitive advantages to the Company, whether any of the Company's patents will be held valid if subsequently challenged, or whether others will not claim rights in or ownership of the patents and other proprietary rights held by the Company.

In both the United States and overseas, there are a number of patents covering methods, procedures and apparatus for performing corneal surgery with ultraviolet laser ablation. Furthermore, there are existing patents in eye tracking and narrow beam excimer shaping. The patent positions of medical technology are generally uncertain and involve complex legal and factual questions. Consequently, the Company does not know whether any of its pending applications will result in the issuance of any patents or whether issued patents will provide significant proprietary protection or will be circumvented or invalidated. Since patent applications in the United States are maintained in secret until patents are granted and since publication of inventions in scientific or patent literature tend to lag behind patent grants by several months, the Company cannot be certain that it was the first creator of inventions covered by its pending patent applications or that it was the first to file patent applications for such inventions.

PATENT LITIGATION. There has been significant patent litigation in the medical device industry generally, and in LVC in particular. The defense and prosecution of patent proceedings is costly and involves substantial commitments of management time. Adverse determinations in litigation or other patent proceedings to which the Company may become a party could subject the Company to significant legal judgments or other liabilities to third parties and could require the Company to seek licenses from third parties that may or may not be obtainable and may or may not be economically viable. Patent and other intellectual property disputes in the medical device industry often are settled through licensing arrangements. The costs associated with such arrangements may be substantial, and could include ongoing royalties. Furthermore, there can be no assurances that a settlement through licensing can be reached, accordingly, an adverse determination in a judicial or administrative proceeding, or the Company's failure to obtain necessary licenses, could prevent the Company from manufacturing and selling its products in one or more markets, which could have a material adverse effect on the Company's business, financial condition and results of operations.

Two of the Company's competitors, Summit Technologies, Inc. ("Summit") and VISX, have formed a United States partnership, Pillar Point Partners ("Pillar Point"), to pool certain of their respective patents related to corneal sculpting technologies. In October 1996, the Company filed suit in the U.S. against Pillar Point alleging non-infringement, unenforceability and invalidity of certain of the patents of Pillar Point. There can be no assurance that the Company will prevail in this lawsuit or that other such suits will not arise. See "Item 3. - Legal Proceedings"

TECHNOLOGY LICENSES FROM PILLAR POINT AND OTHERS. Pursuant to the Pillar Point partnership, Summit and VISX, whose products use excimer lasers for PRK, have agreed to pay royalties and per procedure fees to Pillar Point under licenses granted by Pillar Point. Depending upon whether the Company's LADARVision System incorporates patented technology owned by or licensed to Pillar Point and as may be required by any license agreement that the Company may enter into with Pillar Point, the Company or its LADARVision System users may be required to pay royalties and per procedure fees to Pillar Point for all revenues generated in the United States. The Company has not obtained a license from Pillar Point as of this date, and the actual per procedure fee and other terms of any license, if such license is granted, have yet to be determined.

In addition, there may be other United States and foreign patents for which the Company will need to negotiate licenses in order to sell, lease or use the LADARVision System in certain markets.

There can be no assurance that the Company or its customers will be successful in securing licenses, including any necessary licenses from Pillar Point, or that if the Company does obtain licenses, such licenses will be on terms acceptable to the Company. The failure to either obtain required licenses or to obtain licenses on terms favorable to the Company could have a material adverse effect on the business of the Company.

LIMITED HUMAN CLINICAL TRIAL DATA IN HYPEROPIA AND LASIK; LACK OF LONG-TERM FOLLOW-UP. Substantial additional human clinical trials must be completed under rigorous protocols at multiple sites in order to submit the required outcome data for hyperopia/astigmatism and LASIK with the Company's PMA application(s). The results of the Company's early clinical trials in myopia/astigmatism appear satisfactory, but may not be indicative of results to be expected in future clinical trials for expanded indications. If the Company's clinical trials do not show consistently good outcomes, the Company may not be able to secure a PMA for its products. Moreover, the results of clinical trials are not within the Company's control, and the Company could experience delays in completing its clinical trials for a variety of reasons. Any failure to obtain a PMA or delay in clinical trials would have a material adverse effect on the Company's business, financial condition and results of operations.

There have been concerns with respect to the safety and efficacy of LVC, including the predictability and stability of results. Potential complications and side effects in early LVC systems have included post-operative discomfort due to re-epithelialization (eye membrane re-growth); corneal haze during healing (an increase in the light scattering properties of the cornea); glare/halos (undesirable visual sensations produced by bright lights); decreases in contrast sensitivity; temporary increases in intraocular pressure in reaction to topical medication administered during and after the procedure; fluctuations in refractive capabilities during healing; occasional decreases or permanent loss in best corrected vision post-operatively (i.e., with corrective eyewear); unintended over-corrections or under-corrections; regression of operative effect; disorders of corneal healing; corneal scars; corneal ulcers and unintentionally induced astigmatism. It is entirely unpredictable as to whether long-term follow-up data on either clinical or later commercial patients from any LVC system will reveal additional complications that may have a material adverse effect on acceptance of LVC and market size which in turn would have a material adverse effect on the Company's business, financial condition and results of operations. Concern over the safety of LVC in general could, in turn, result in adverse regulatory action which could have a material adverse effect on the Company's business, financial condition and results of operations.

UNCERTAIN MARKET ACCEPTANCE OF LVC. The Company believes that its long-term growth and ultimate profitability will depend upon acceptance of LVC in the United States and certain international markets and the Company's ability to penetrate the LVC market successfully. LVC has only been marketed in the United States for approximately 30 months and initial market growth has been slower than anticipated (published market estimates have shown approximately 100,000 and 200,000 U.S. procedures for the calendar years 1996 and 1997, respectively). The degree of eventual acceptance of LVC by ophthalmologists and persons needing refractive correction as an alternative to existing methods of treating or correcting vision disorders is still undeterminable. The acceptance of LVC by the general population may be affected adversely by its retail price, concerns relating to its safety and efficacy, and the accepted effectiveness of alternative methods of correcting refractive vision disorders. Additionally, the current lack of long-term follow-up data, the possibility of unknown side effects, and the expected lack of third-party reimbursement for the procedure might also adversely affect demand. Any future reported adverse events or other unfavorable publicity involving patient outcomes from the use of legal or illegal LVC systems manufactured by any participant in the LVC market could also adversely affect consumer acceptance. Ophthalmologist and optometrist acceptance (the latter for referrals) could also be affected by the high costs and expenses of excimer laser systems, which might preclude access to such systems by some professionals. In addition, the Company's marketing strategy relies, in part, on ophthalmologists who are currently using an existing excimer laser system to replace their equipment with the Company's LADARVision System. Emerging new refractive surgery technologies and procedures may also have the potential to compete with or materially limit the acceptance of LVC. Current ophthalmic product suppliers whose products, including eyeglasses and contact lenses, are alternatives to LVC also may adversely affect the market acceptance of LVC by their retail marketing strategies, including aggressive pricing. The failure of LVC to achieve broad market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that there will be demand for the Company's LADARVision System.

RAPIDLY CHANGING TECHNOLOGY; HIGHLY COMPETITIVE MARKETS. The refractive surgery market is characterized by rapidly evolving technology and intense competition. The Company is aware of two companies, Summit and VISX, that have been granted their PMA's and are actively marketing LVC systems in the United States for myopia, and, in the case of VISX, astigmatism. Several companies, including Bausch & Lomb's Surgical Division (formerly Chiron/Technolas), Coherent/Schwind, Nidek, Meditek, Lasersight and Novatec, have introduced LVC systems outside the United States, where LVC has been commercialized for treating refractive disorders. Two of these companies have made announcements of PMA filings with the FDA in late 1997, indicating substantial completion of their U.S. Phase III protocols. Other companies either have begun or may soon begin clinical trials in the United States, including Phase III trials, the last stage before approval. LVC providers who purchase equipment from Summit or VISX may be reluctant to change to the new LADARVision System because of the significant capital investment they have made or the familiarity with the equipment and the inconvenience of changing to a new system. If other providers of LVC systems are able to saturate the United States market with their equipment before the Company obtains FDA approval to market the LADARVision System in the United States, the Company could experience a significantly lower share of the market than anticipated which would have a material adverse effect on the Company's business, financial condition and results of operations.

Several of the Company's competitors have allied with or developed their own vision care centers in Europe and the United States and have entered into strategic alliances with prominent corporations in the worldwide ophthalmic industry to promote their LVC excimer lasers. Many of these companies have substantially greater capabilities than the Company in the areas of capital resources, research and development resources and regulatory, manufacturing and marketing experience. There can be no assurance that the Company's competitors will not succeed in developing or marketing technologies and products that are more effective and less expensive than those developed or marketed by the Company or that would render the Company's technology and products obsolete or noncompetitive.

Non-laser corrective refractive procedures and technologies are under development, and it is possible that these technologies and procedures will be successfully developed as competition to the Company's technology.

RELIANCE ON A SINGLE POTENTIAL PRODUCT. Currently the Company's only significant planned product is the LADARVision System for refractive correction. The Company's existing plans assume that it will derive substantially all of its revenues from the LADARVision System. If the Company is unable to make significant commercial placements of the LADARVision System for vision correction, the viability of the Company would be jeopardized. Furthermore, if the Company is unable to successfully design, clinically test and gain FDA approval on additional indications, such as astigmatism, higher levels of myopia, and hyperopia, the Company's future growth could be significantly limited.

DEPENDENCE ON AND NEED FOR KEY PERSONNEL; POTENTIAL FAILURE TO MANAGE GROWTH. Prior to 1995, the Company relied on consultants and contractors to assist senior management in certain financial, regulatory, marketing and manufacturing functions. During the latter half of 1995 and in 1996 and 1997, the Company attracted senior personnel in marketing, clinical trials management, finance, research and operations. As the Company continues the clinical development of the LADARVision System and prepares for regulatory approvals and other commercialization activities, it will need to continue to implement and expand its operational, financial and management resources and controls. Particularly important will be the need of the Company to build a manufacturing and field service organization. The failure of the Company to attract and retain experienced individuals for these positions, as well as any inability of the Company to effectively manage growth in its domestic and international operations as it transitions from a development stage enterprise to a commercial entity, could have a material adverse effect on the Company's business, financial condition and results of operations.

NO SIGNIFICANT SALES AND MARKETING EXPERIENCE; RELIANCE TO DATE ON STRATEGIC ALLIANCE PARTNER. The Company's efforts to date have focused on the development and evaluation of the LADARVision System for treating refractive disorders. As the Company continues clinical studies with the LADARVision System and prepares for commercialization of the product internationally and in the United States, it must build a sales and marketing infrastructure. The Company has limited experience in the sales and marketing of capital equipment for laser vision correction. In 1994 and 1995, the Company entered into agreements that form a strategic alliance with CIBA for the worldwide co-promotion of the Company's T-PRK System excimer laser. Although it has developed a strong reputation in certain ophthalmic markets such as contact lenses, lens care and ophthalmic pharmaceuticals, CIBA does not have considerable experience in the sale of ophthalmic equipment or in the refractive surgery market. It is possible that the Company will not be able to attract the personnel to develop the infrastructure to effectively market the LADARVision System or that CIBA will not be able to provide sufficient or effective co-marketing and business support.

RISKS ASSOCIATED WITH INTERNATIONAL COMMERCIAL ACTIVITIES. International commercial activities, from which the Company expects to earn its first commercial revenues from the LADARVision System, may be limited by or disrupted by the imposition of government controls, unique license requirements, political instability, trade restrictions, changes in tariffs or taxes, and difficulties in staffing and managing such complexities.

In order to make commercial placements in Europe, the Company is required to receive a "CE" mark certification, an international symbol of quality and compliance with applicable European medical device directives, by June 1998. In order to receive a CE mark certification, the Company must have obtained an ISO 9001 certification. Failure to receive a CE mark certification will prohibit the Company from placing the LADARVision System in Europe and would have a material adverse effect on the business, financial condition, and results of operations of the Company.

COMMISSION OBLIGATION TO CIBA; FUTURE DILUTION. As part of the strategic alliance with CIBA, the Company will pay a 6% commission on net revenue worldwide from all equipment sales and patient procedure fees relating to ophthalmic refractive surgery. The initial commission is limited to $10,000,000 in the aggregate. In the event the Company has not paid commissions to CIBA totaling $10,000,000 or more by May 15, 1999, the Company must deliver to CIBA 171,713 shares Common Stock (the "Additional Shares"), and continue to pay commissions until the $10,000,000 aggregate amount is reached. If the Additional Shares are issued, the number of such shares must be adjusted so that the Additional Shares have a market value of at least $675,000 on May 15, 1999. The Company's current business plan contemplates that commissions to CIBA by May 15, 1999 will not total $10,000,000. Therefore, it should be assumed that the Company will issue the Additional Shares on May 15, 1999. The 6% commission will reduce the Company's income and margins from its business for the period it is payable, and the potential future shares are prospectively dilutive to stockholders in 1999.

POSSIBLE TERMINATION OF STRATEGIC ALLIANCE WITH CIBA. The strategic alliance provides CIBA and the Company with certain termination rights. CIBA may, at its sole discretion, terminate the strategic alliance upon 180 days notice to the Company. In such event, the Company would be obligated to continue to pay to CIBA for up to three years beyond termination the 6% commission on procedure fee revenue derived from LADARVision Systems that were commercially placed at the time of the termination. Additionally, CIBA has the right to terminate the strategic alliance upon 30 days notice should there be a change of control of the Company (defined as the transfer of greater than 50% of the voting stock or substantially all of the assets of the Company in a single transaction or series of related transactions, excluding a bona fide public offering). CIBA also has the right to terminate the strategic alliance upon 30 days notice if it determines, in its sole discretion, that the Company's core technology or the commercial essence of the technology is not patentable, or that additional licenses (other than that with Pillar Point) are necessary, are not obtained or would have a material adverse impact upon the commercial value of the Company's technology. CIBA also has the right to terminate such agreement (i) if the Company materially breaches such agreement and does not cure such breach within the cure period, (ii) if the Company becomes insolvent, or (iii) if the control of the Company falls into the hands of a competitor to CIBA. In the event that CIBA terminates the strategic alliance, such termination would have a material adverse effect on the operations, financial condition and the results of operations of the Company, in that the Company would be unable to utilize the CIBA name in connection with marketing the LADARVision System, or to utilize other planned services as agreed to in the strategic alliance.

POTENTIAL PRODUCT LIABILITY CLAIMS AND UNINSURED RISKS. The Company's business involves the risk of product liability claims. Any inability of the Company to maintain adequate insurance coverage at any time could, in the event of product liability or other claims in excess of the Company's insurance coverage, have a material adverse effect on the Company's business, financial condition and results of operations. The Company has in the past agreed, and is likely to in the future agree, to indemnify certain medical institutions and personnel thereof conducting and participating in the Company's clinical studies.

VOLATILITY OF STOCK PRICE. The Company's Common Stock has experienced substantial price volatility, and such volatility may occur in the future. Additionally, the stock market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock. In addition, the market price of the shares of Common Stock is likely to be highly volatile. Factors such as fluctuations in the Company's operating results, announcements of technological innovations or new products by the Company or its competitors, FDA and international regulatory actions, developments with respect to patents or proprietary rights, including lawsuits, the perceived ability of the Company to obtain any new financing necessary, public concern as to the safety of products developed by the Company or its competitors, changes in health care policy in the United States and internationally, changes in analysts' recommendations regarding the Company, other LVC or medical device companies or the medical device industry generally and general market conditions may have a significant effect on the market price of the Common Stock.

CONTROL BY CERTAIN EXISTING STOCKHOLDERS. The directors, executive officers and certain entities affiliated with directors of the Company beneficially own approximately 24.9% of the Company's outstanding Common Stock. Accordingly, these stockholders, individually and as a group, may be able to influence the outcome of stockholder votes, including votes concerning the election of directors, the adoption or amendment of provisions in the Company's Third Amended and Restated Articles of Incorporation (the "Articles") and Bylaws and the approval of certain mergers or other similar transactions. Such control by existing stockholders could also have the effect of delaying, deferring or preventing a change in control of the Company.

NO FORESEEABLE DIVIDENDS. The Company has never paid cash dividends on its capital stock and does not anticipate paying cash dividends in the foreseeable future. The Company intends to retain future earnings for reinvestment in its business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon the Company's financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant.

ANTI-TAKEOVER MEASURES; POTENTIAL ADVERSE EFFECT ON COMMON STOCK PRICE. The Company's Articles authorize the Company's Board of Directors to issue shares of the Company's Preferred Stock and to determine the rights, preferences, privileges and restrictions of such shares without any vote or action by the stockholders. The issuance of Preferred Stock under such circumstances could have the effect of delaying or preventing a change in control of the Company. The rights of the holders of the Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be created and issued in the future.

On April 7, 1997, the Company's Board approved, and on June 12, 1997 the stockholders approved, an amendment to the Company's Articles, providing that any action to be taken by written consent in lieu of an annual or special meeting of the stockholders is prohibited unless the use of written consents is approved in advance thereof by the Board of Directors. The Company's Board and stockholders further approved, an amendment to the Articles providing that an affirmative vote of the holders of not less than two-thirds of the outstanding voting shares is required to amend such prohibition of use of written consents by the stockholders set forth above.

In addition, certain provisions of the Florida Business Corporation Act have anti-takeover effects and may inhibit a non-negotiated merger or other business combination. These statutory provisions are intended to encourage any person interested in acquiring the Company to negotiate with and obtain the approval of the Board of Directors in connection with such a transaction. One of the effects of the provisions described above may be to discourage a future attempt to acquire control of the Company that is not presented to and approved by the Board of Directors, but which a substantial number, and perhaps even a majority of the Company's stockholders, might believe to be in their best interests or in which stockholders might receive a substantial premium for their shares over the current market prices. As a result, stockholders who might desire to participate in such a transaction may not have an opportunity to do so.


ITEM 2.  PROPERTIES

The Company leases approximately 25,250 square feet of building space in Orlando, Florida at an approximate annual cost of $325,000, including operating costs. In May 1997 the Company began occupancy of this facility that expands the Company's capabilities to hold adequate inventory levels and to move production rates up to what will be needed for foreign and later U.S. commercial placements.

The Company's business plan calls for placing its LADARVision Systems in commercial accounts. Since the Company retains ownership of these Systems placed in commercial surgery settings, it will, over time, build its revenue base from its hardware located in such commercial surgery sites. The Company believes that its current and future Systems so placed will be covered with adequate commercial hazard and related insurances.

ITEM 3.  LEGAL PROCEEDINGS

The Company is currently a party to one lawsuit: On October 24, 1996, the Company filed suit in the United States District Court for the District of Delaware (Civil Action No. 96-515) against Pillar Point Partners, Summit Technologies, Inc., VISX, Inc., Summit Partner, Inc. and VISX Partner, Inc. The defendants hold a portfolio of U.S. patents (including U.S. patent #4,718,418) relating to refractive laser surgery. The complaint seeks a declaratory judgment that U.S. Patent No. 4,718,418 is not infringed, invalid, unenforceable and/or misused, with regard to the Company's LADARVision System. The complaint seeks a declaratory judgment that all the patents pooled in Pillar Point Partners are unenforceable. The complaint is also seeking to enforce Summit's, VISX's and Pillar Point Partner's promises to license the Company's LADARVision System. The Company believes that it does not infringe on the Pillar Point patents and that it must aggressively assert this position in order to bring its products to the commercial markets in the United States, Canada and the European Community. There can, however, be no assurances that pursuit of these actions will bring the Company any relief from the license arrangements that might be required nor is there any assurance that such licenses as might be needed to enter certain markets will be available to the Company if the Company does not prevail in its actions. During 1997, despite the action being on the court docket for the entire year, very little progress was made as the defendants filed a motion to dismiss the Company's suit. The defendants motion has been briefed but not ruled on. The pursuit of this litigation by the Company to assert its beliefs continues to be expected to be a multi-year endeavor.

The Company currently intends to enter the U.S. market without a license from Pillar Point, based on the points in the case mentioned above. Pillar Point Partners, Summit Technologies, Inc., VISX, Inc., Summit Partner, Inc., VISX Partner, Inc. or any one or all of them may proceed against the Company and its customers for such marketing efforts, perhaps on a System-by-System basis. Until the aforementioned case is settled or litigated to conclusion, the Company intends to indemnify its customers in the United States against claims that may be asserted by Pillar Point Partners.

During 1997, the Company settled two other suits, both with VISX (in the High Court of Justice, Chancery Division of the Patents Court in London, England against the Company and Laservision Centers, Inc. and in Federal Court of Canada, Trial Division - Court File No. T-2358-96) resulting in certain royalty obligations upon each non-U.S. placement by the Company.

As a result of the Company-initiated Pillar Point action above and other actions that might be anticipated, the Company has incurred and anticipates that it will incur significant expenses consisting primarily of management resources, legal fees, expert witness fees and related expenses. These expenses are not possible to estimate at the present time but will be a function of the stage of proceeding that the Company's action reaches and the number and nature of additional actions that might be filed should it attempt to market its product in the U.S.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None submitted in the fourth calendar and fiscal quarter of 1997.

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


                                                   HIGH       LOW
                                                  ------    ------
FISCAL YEAR ENDED DECEMBER 31, 1996
-----------------------------------
May 1 to June 30 (Second Quarter)                 $8.875    $5.750
Third Quarter                                     $6.125    $3.500
Fourth Quarter                                    $4.750    $3.375

FISCAL YEAR ENDED DECEMBER 31, 1997
-----------------------------------
First Quarter                                     $6.500    $4.000
Second Quarter                                    $5.375    $3.375
Third Quarter                                     $5.500    $3.250
Fourth Quarter                                    $7.125    $5.000


The stock market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Like the stock price of other early stage medical device companies, the market price of the Company's Common Stock is subject to significant volatility. Factors such as reports on the clinical efficacy and safety of the Company's and competitors' products, product and component supply issues, government approval status, fluctuations in the Company's operating results, announcements of technological innovations or new products by the Company or its competitors, developments and litigation with respect to patents or proprietary rights, public concern as to the safety of products developed by the Company or others in LVC may have a significant effect on the market price of the Common Stock. In addition, the price of the Company's stock could be affected by stock price volatility in the medical device industry or the capital markets in general without regard to the Company's operating performance.

As of February 28, 1998, there were 155 holders of record and approximately 800 additional beneficial holders of the Company's Common Stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

The following table summarizes certain selected financial data, which should be read in conjunction with the Company's Financial Statements and with Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein. The selected financial data as of December 31, 1997, 1996 and 1995, and for each of the fiscal years in the three fiscal-year period ended December 31, 1997 are derived from financial statements that have been audited by Arthur Andersen LLP, independent public accountants, which are included elsewhere herein and are qualified by reference to such financial statements. The selected financial data as of March 31, 1995 and 1994, and for each of the years in the two year period ended March 31, 1995, are derived from audited financial statements not included herein. There were no cash dividends declared during any of the periods presented below.

STATEMENTS OF OPERATIONS DATA

                                                                                                             Cumulative
                                                                                                           from Inception
                                                               Nine Months                                 (July 23, 1985)
                                  Year Ended     Year Ended       Ended        Year Ended     Year Ended         to
                                 December 31,   December 31,   December 31,     March 31,      March 31,     December 31,
                                    1997            1996           1995           1995           1994           1997
                                -------------   ------------   ------------   ------------   ------------   -------------
REVENUES:
  LADARVision systems
   and services                 $      37,605   $         -    $         -    $         -    $         -    $      37,065
  Research grants                          -              -              -              -         378,274       3,450,517

OPERATING EXPENSES:
  Costs of revenues -
   LADARVision
    systems and services              105,892             -              -              -              -          105,892
  Costs of revenues from
   research grants                         -              -              -              -         300,186       3,465,596
  Clinical trials                   2,980,317      1,715,412        602,847        569,389          2,229       5,870,194
  Research and development          2,954,559      3,521,381      1,698,056      1,608,032        468,307      10,308,315
  Selling and marketing             1,493,069      1,190,898        478,439         40,349        252,247       3,455,002
  General and administrative        2,328,222      1,852,351        974,738        562,042        379,313       6,354,871
  Other expenses                    2,355,472      1,283,874        375,000             -              -        4,014,346
                                -------------   ------------   ------------   ------------   ------------   -------------

OPERATING LOSS                    (12,180,466)    (9,563,916)    (4,129,080)    (2,779,812)    (1,024,008)    (30,086,634)
  Interest income
   (expense), net                     541,111        555,872         30,035         84,463        (13,942)      1,183,359
PROVISION FOR  INCOME TAXES                -              -              -              -              -            4,772
                                -------------   ------------   ------------   ------------   ------------   -------------

NET LOSS                        $ (11,639,355)  $ (9,008,044)  $ (4,099,045)  $ (2,695,349)  $ (1,037,950)  $ (28,908,047)
                                =============   ============   ============   ============   ============   =============
LOSS PER SHARE:
  Basic net loss per share      $       (1.43)  $      (2.36)  $      (3.37)  $      (2.40)  $      (0.92)
                                =============   ============   ============   ============   ============
  Shares used in computing
   basic net loss per share         8,151,395      3,812,039      1,217,509      1,125,000      1,125,000
                                =============   ============   ============   ============   ============

BALANCE SHEET DATA

                                              December 31,                              March 31,
                             ----------------------------------------------     -------------------------
                                 1997             1996             1995             1995           1994
                             ------------     ------------     ------------     ------------    ---------
Cash and investments         $  7,301,072     $ 12,405,790     $    492,326     $    975,428    $   4,893
Total assets                   12,416,149       14,144,249          799,493        1,252,317      111,533
Long-term obligations           1,760,007        1,097,133        2,802,832        2,405,000       89,124
Stockholders' equity
 (deficit)                      8,979,812       11,583,648       (3,564,616)      (1,304,568)    (277,137)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements containing terms such as "believes," "does not believe," "no reason to believe," "expects," "plans," "intends," "estimates," "anticipated," "or "anticipates" are considered to contain uncertainty and are forward looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of important factors that could affect the Company's results, please refer to the Overview section and this Management's Discussion and Analysis of Financial Condition and Results of Operations and the Risk Factors section.

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

At this time, the Company is still in the development stage with a commercial product just introduced in certain foreign markets, and there can be no assurance that it will receive the required regulatory approvals for commercialization of any of its products in other markets not yet commercially addressed. The Company has made progress in the U.S. regulatory process.

The Company's PMA application was reviewed and recommended for approval by the Ophthalmic Devices Panel of the FDA on February 13, 1998.

In December 1995, the Company changed its fiscal year-end from March 31 to December 31, effective with the nine months ended December 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

The following table shows the summary sources and uses of the Company's funds for the five fiscal years ended December 31, 1997 (comprising 57 months of operations). These five fiscal years represent a substantial majority of the Company's operating history to date, including all of the time the Company has been focused on the LVC market.


        Sources of Cash:
        Preferred and common stock sales, net of expenses........   $12,019,000
        CIBA equity and debt investments, net....................     4,943,000
        Initial public offering, net.............................    17,893,000
                                                                    -----------
             TOTAL SOURCES OF CASH...............................    34,855,000
                                                                    -----------
        Uses of cash:
        Operations...............................................    25,679,000
        Capital expenditures.....................................     1,789,000
        Debt repayment and other.................................       473,000
                                                                    -----------
             TOTAL USES OF CASH..................................    27,941,000
                                                                    -----------
        NET INCREASE IN CASH BALANCES                               $ 6,914,000
                                                                    ===========


The cash expenditure for operations of over $25 million dollars in the last five fiscal years has been used to develop the LADARVision System and its enabling technologies as applied to LVC, to fund clinical investigation, to build company infrastructure and systems and to build production capacity and to commence early sales and marketing efforts toward non-U.S. markets. As the Company continues to conduct clinical investigations aimed at adding additional indications to the expected FDA PMA approval, more fully develop a sales and marketing capability, and increase commercial production of the LADARVision System, it is expected that additional losses will be incurred that will require substantial funding by equity or debt placements, or both. The Company believes that its cash resources in excess of $7 million at December 31, 1997, will be sufficient to fund operations and continued development into the second quarter of 1998. As a result of the need to procure financing for operations during 1998, the Company has commenced efforts in the first quarter of 1998 to raise additional funds for operations for the balance of 1998 and into 1999. The Company believes it has made sufficient progress in compiling clinical evidence of LADARVision System safety and efficacy, in moving through the attendant regulatory processes, and in readying the LADARVision System for commercial launch to warrant the type of additional investment that would constitute this 1998 funding. During the latter half of 1996 and continuing into 1997, however, the LVC industry saw its equity market valuations come under intense pressure by the investment community due to questions raised about the speed of development of patient demand. To date, those valuations have not recovered to and do not appear likely to recover to their highs of early 1996. As a result, the equity environment for LVC companies and for small cap and development stage companies is not as favorable for the Company as it was in the first half of 1996 (the time of the

Company's initial pubic offering) and there can be no assurances that the Company will be able to raise funds at all or of sufficient amount to fund operations for a sufficiently lengthy period to enable a meaningful U.S. launch. Additionally, should the Company be successful in raising adequate funds in 1998 to fund operations for a reasonable period thereafter, it may be on terms that may cause dilution for current stockholders.

At December 31, 1997, the Company's long-term obligations consisted of its accrual of $1,575,000 for future share issuance to CIBA which is not expected to be settled in cash (See "Item 13. - Certain Relationships and Related Transactions"), and approximately $185,000 of obligation remaining under capitalized lease obligations.

RESULTS OF OPERATIONS

Revenues from Research Grants

The Company had no material revenues in the three fiscal years ended December 31, 1997. The Company did make two commercial LADARVision system placements in late 1997, one of which began to generate limited procedure fee revenues before year-end. Previous revenues generated by the Company during the period from inception to the year ended March 31, 1994 were from Defense Department, NASA and SBIR research work that totaled approximately $3.5 million in the nine years ended March 31, 1994. The Company concluded its research grant activity in order to pursue commercialization of the LADARVision System for its own account in the ophthalmology market.

Operating Expenses

Cost of Revenues
----------------
Cost of revenues from LADARVision systems placed in 1997 included local country import taxes, shipping, installation and training costs, and certain royalty accruals.

The Company incurred no costs of revenues from research work in the three fiscal years ended December 31, 1997. Previous such costs during the period from inception, which offset the Revenues from Research Grants (see above), totaled $3.5 million in the nine years ended March 31, 1994.

Clinical trials expenses 1997
-----------------------------

Clinical trials expenses were $2,980,317 and $1,715,412 in the years ended December 31, 1997 and 1996, respectively. This increase of 74% is attributable to the an increase in the staff of the clinical function during 1997 and a greatly increased number of patient surgeries performed in the first half of the year during the closing phases of the Company's initial Phase III trials for the initial indications low and moderate myopia with astigmatism. The Company's clinical trials expenses are expected to continue to increase as the Company expands its work toward other clinical indications such as higher levels of myopia and astigmatism, hyperopia and begins it's CustomCornea clinical trials in 1998. A clinical training organization for commercial site training will also be additive in 1998. Additionally, the cost of the compliance organization grouped here will also increase in 1998 as the full impact of operating under FDA QSR and ISO9001 regulations is felt in a commercial setting.

Clinical trials expenses 1996
-----------------------------

Clinical trials expenses were $1,715,412 in the year ended December 31 1996, and $602,847 for the nine month period ended December 31, 1995. This increase of 185% is attributable to the incremental effect of a twelve month year in 1996 vs. a nine month period in 1995 and, additionally, a greatly expanded clinical trials program during 1996 and the staffing of a compliance function within the Company. The Company began both Phase II and III trials in the U.S. during 1996. The number of patients treated under these protocols increased significantly over any prior period for the Company. Staffing of the clinical department was also expanded. The compliance organization increased by approximately 6 persons during the year in order to ready the company for ISO 9000 certification, FDA GMP compliance, and to assist in documenting the Company's production processes. The Company's Phase III clinical trial surgeries in the U.S. were less than half completed at December 31, 1996. The completion of those patient surgeries, the subsequent follow-up of those patients, and the expansion of clinical trials to protocols for other indications of refractive correction, will cause clinical trial expense to continue to expand at a substantially reduced rate in 1997.

Research and development expenses 1997
--------------------------------------

Research and development expenses were $2,954,559 and $3,521,381 in the years ended December 31, 1997 and 1996, respectively. This decrease of 16% was caused primarily by the re-allocation of resources as the Company began manufacturing commercial systems for foreign placement. Three commercial systems were produced and placed from mid-1997 through mid-March 1998. The underlying cost of the research and development organization continued to increase as the Company required new investment in its CustomCornea research program and added to its engineering staff to handle the increased need for product and process drawing and documentation for the Company's first and second generation LADARVision Systems. Going forward, the cost of R&D will be more reflective of actual research and engineering costs since the production organization will be charged hereafter to the product or to other operating expenses. Such "true" R&D costs are expected to increase moderately.

Research and development expenses 1996
--------------------------------------

Research and development expenses were $3,521,381 in the year ended December 31, 1996 and $1,698,056 in the nine month period ended December 31, 1995. This increase of 107% is due to the incremental effect of a twelve month year in 1996 vs. a nine month period in 1995 and, additionally, due to increased staffing of the production function, the initial organization of the Company's CustomCornea project, and increased U.S. and foreign patent filing activities. The Company has chosen to expense the cost of the production organization and the clinical trial systems that it builds until it begins producing commercial systems due to the fact that these assets will not produce revenue. During all of 1996, the growing production function costs are presented in research and development expenses due to this accounting treatment. At year-end the Company had not fully completed its conversion to commercial production. The Company also added three persons during 1996 to pursue the CustomCornea research project. Those costs will continue to increase into 1997 as the project advances. The Company has filed a U.S. and certain foreign patent applications during the year regarding CustomCornea and has continued to prosecute other additional patent property during the year.

Selling and marketing expenses 1997
-----------------------------------

Selling and marketing expenses were $1,493,069 and $1,190,898 in the years ended December

31, 1997 and 1996, respectively. This increase of 25% was largely incurred in the latter months of 1997 as the Company began increasing staffing and travel activities to secure contracts for the initial foreign placements of the LADARVision System. This area of expenditure is expected to more than double in 1998 as the Company continues with foreign placements and expects to increase staff and activities to address the U.S. market upon achieving its initial PMA on the LADARVision System from the FDA. CIBA in-kind services reached $471,000 for 1997, meaning just over $1,000,000 of such expenses were cash or accrual outlays by the Company. In mid-1998, the CIBA in-kind services agreement will expire and the equivalent of those costs will be borne by the Company on an expenditure basis.

Selling and marketing expenses 1996
-----------------------------------

Selling and marketing expenses were $1,190,898 and $478,439 in the year ended December 31, 1996 and the nine month period ended December 31, 1995, respectively. This increase of 149% was due to the incremental effect of a twelve month year in 1996 vs. a nine month period in 1995 and, additionally, to the effect of having a full year of CIBA in-kind services contributed which are charged to sales and marketing expenses in the financial statements. CIBA's in-kind service contribution increased from approximately $220,000 to $450,000. The Company also incurred substantially increased salary and travel costs for its marketing staff as they began presenting the LADARVision System as a commercial opportunity to prospective accounts outside the U.S.

General and administrative expenses 1997
----------------------------------------

General and administrative expenses were $2,328,222 and $1,852,351 in the years ended December 31, 1997 and 1996, respectively. This increase of 26% was due largely to increased costs in human resources as personnel and programs were expanded to manage the increased levels of recruiting and headcount throughout the Company; to the costs of the Company's May 1997 move into a new office and plant facility; and increased non-allocated operating costs of the new facility. Increases in general and administrative costs in 1998, if any, are expected to be modest.

General and administrative expenses 1996
----------------------------------------

General and administrative expenses were $1,852,351 and $974,738 in the year ended December 31, 1996 and the nine month period ended December 31, 1995, respectively. This increase of 90% was due to the incremental effect of a twelve month year in 1996 vs. a nine month period in 1995 and, additionally, to increased salary costs due to the fact that the cost of the Company's Chief Operating Officer and Chief Financial Officer were incurred for the full year in 1996 and only the latter few months of the short period 1995 year. The Company also added a Controller's position in 1996 and licensed accounting and production software that added to costs. Employee benefits expense increased due to the commencement of the Company's 401(k) Retirement Plan and its Employee Stock Purchase Plan. Telephone, fax and office consumables expenses also increased due to the fact that the Company's employment increased by over 100% during the most recent year. The Company added the cost of directors and officers liability insurance as well as certain investor relations expenses after the initial public offering that is also being charged to general and administrative expenses.

Other expenses 1997
-------------------

Other expenses were $2,355,472 and $1,283,874 for the years ended December 31, 1997 and 1996, respectively. This increase of 84% is due to two factors:
First, the Company's legal
expenses continued to increase compared to 1996 as the Company settled the VISX litigation at the end of the first quarter and continued to incur legal costs to maintain its plaintiffs position in the Pillar Point litigation. In the 1996 year, such litigation costs were largely incurred in the second half of the year vs. the full year for 1997. Litigation costs will continue in 1998 as the Company continues to pursue its position of non-infringement with regard to the LADARVision System vs. the Pillar Point patent portfolio. The legal expenses will be unpredictable as to their timing due to various phases that the trials may proceed through. Additionally, should new litigation arise from the Company's entry into the U.S. market, such additional costs could be significant and will be charged here. Secondly, the Company's production organization is not yet producing units as efficiently as will be required to be in commercial production. The unabsorbed labor and overhead costs still being incurred have been charged to other expense since the Company has not yet reached a continuous production state. It is expected that such unabsorbed labor and overhead will continue to be charged here for a part of 1998 until such time as production rates increase to match the size of the production organization. The Company has experienced delays in manufacturing and placing commercial systems while it resolves quality system matters and implements engineering changes. The Company is unable to predict at this time the number of systems it will be able to commercially produce per month after its PMA has been granted by the FDA allowing the Company to market its system in the United States. The Company anticipates being granted PMA approval by the FDA in June 1998. However, there can be no assurance that the Company will be granted such approval.

Other expenses 1996
-------------------

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

Interest Income (Expense), Net

Interest income (expense), net was $541,111 and $555,872 for the years ended December 31, 1997 and 1996, respectively. This decrease of 3%, or nearly level with the prior year, was due to the fact that available interest rates declined on the short-term investments in Treasuries and Agencies that the Company utilizes for interest income. Average earning balances in cash and investments, as computed on monthly ending amounts, were approximately equal in 1997 ($10,400,000) and 1996 ($10,300,000). Additionally, the Company's interest expense, netted into these amounts, increased by approximately $15,000 for the year as the Company financed its cubicle furniture for the new facility with capital leases. 1998 interest income will be almost solely a function of the timing and size of the Company's equity and debt financings during the year.

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

Net Loss

The net effect of the foregoing revenue and expense items was the Company's net loss of $11,639,355, $9,008,044, and $4,099,045 in the years ended December 31,
1997 and 1996, and the nine month period ended December 31, 1995, respectively. The Company's net loss for 1998 is not expected to be reduced due to the fact that most commercial revenues for the year will be in the second half. The Company's procedure fee pricing plan will lengthen the time needed for the Company to earn a return on its investment in LADARVision Systems, thereby potentially delaying profitability.

YEAR 2000 COMPUTER PROGRAMMING

The Company believes that its network programs as well as its LADARVision System software are fully Year 2000 compliant. In early 1998, the Company's accounting and MRP software vendor produced, and the Company installed, a Year 2000-specific update.

AMENDMENT TO 1995 STOCK OPTION PLAN

On October 14, 1997, the Board of Directors approved an amendment to the Company's 1995 Stock Option Plan to include provisions effecting acceleration of the vesting on options in certain conditions of a change of control or acquisition of the Company. The amended 1995 Stock Option Plan is filed as
Exhibit 10.10 of this Annual Report on Form 10-K.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is incorporated by reference to the Consolidated Financial Statements set forth on pages F-1 through F-20 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information with respect to Directors of the Company contained under the caption "Election of Directors" in the Company's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on June 12, 1998, is incorporated herein by reference in response to this Item. See "Business - Executive Officers and Directors of the Registrant" for the disclosures regarding Executive Officers and information repeated from the reference regarding Directors of the Company.

ITEM 11.  EXECUTIVE COMPENSATION

The information with respect to executive compensation contained under the caption "Executive Compensation" in the Company's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held June 12, 1998, is incorporated herein by reference in response to this Item.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information with respect to security ownership of certain beneficial owners and management contained under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's Proxy Statement to be used in connection with the Annual Meeting of Stockholders to be held on June 12, 1998, is incorporated herein by reference in response to this Item.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In 1994, the Company and CIBA entered into an agreement whereby CIBA purchased 2,927 shares of Series C Convertible Preferred Stock in the Company and a $2,405,000 note convertible into 5,450 shares of Series C Convertible Preferred Stock for the aggregate amount of $4,000,000. Upon the closing of the Company's initial public offering, the CIBA shares and convertible note automatically converted into 1,256,550 shares of Common Stock. In 1995, CIBA and the Company replaced their existing marketing agreement with a Strategic Alliance Agreement whereby CIBA paid $1,000,000 to the Company, which was accounted for as a shareholder advance that converted to additional paid-in capital at the time of the initial public offering. CIBA also agreed to provide in-kind services worth $1,000,000 over a three-year period, including services provided by Mr. Walts, a Vice President of CIBA, who was a full-time consultant to the Company and the Company's Chief Marketing Officer until March 1998.

The Strategic Alliance Agreement with CIBA provides that the Company shall pay commissions to CIBA on all ophthalmic refractive laser equipment revenues, including patient procedure fees, net of royalties to IBM, Pillar Point Partners, Summit and VISX, in the amount of 6% of such revenues. The CIBA commissions are limited to an aggregate of $10,000,000 except as described below. In the event the Company has not paid commissions to CIBA totaling $10,000,000 or more by May 15, 1999, the Company must deliver to CIBA shares Common Stock (the "Additional Shares"), and continue to pay commission until the $10,000,000 aggregate amount is reached. If the Additional Shares are issued, the number of such shares must be adjusted so that the Additional Shares have a market value of at least $2,400,000 on May 15, 1999. In March 1998, the Company and CIBA agreed to the issuance of 438,821 of the Additional Shares under an amendment to the Strategic Alliance Agreement. The number of Additional
Shares remaining to be delivered to CIBA in 1999, 171,713 shares of Common Stock, is subject to certain adjustments pursuant to anti-dilution provisions, such as selling stock at a price lower than $5.33 per share, stock splits and stock dividends. In 1997 the number of Additional Shares was increased by 81,034 as a result of the Company's dilutive financing at mid-year. If the Company has paid $10,000,000 or more in commissions to CIBA by May 15, 1999 (not expected by management), the Company may, at its option, deliver the Additional Shares to CIBA or continue paying commissions for five additional years at the rate of 6% of revenues derived from the LADARVision System. At March 31, 1998, CIBA owned a total of 1,695,371 shares of common stock of the Company.

CIBA may, at its sole discretion, terminate the Strategic Alliance Agreement upon 180 days notice to the Company. In such event, the Company would be obligated to continue to pay to CIBA for up to three years beyond termination the 6% commission on procedure fee revenue derived from LADARVision Systems that were commercially placed at the time of the termination. Additionally, CIBA has the right to terminate the Strategic Alliance Agreement upon 30 days notice should there be a change of control of the Company. CIBA also has the right to terminate the Strategic Alliance Agreement upon 30 days notice if it determines, in its sole discretion, that the Company's core technology or the commercial essence of the technology is not patentable, or that additional licenses (beyond those with Pillar Point and IBM) are necessary, are not obtained or would have a material adverse impact upon the commercial value of the Company's technology. CIBA also has the right to terminate such agreement (i) if the Company materially breaches such agreement and does not cure such breach within the cure period, (ii) if the Company becomes insolvent, or (iii) if the control of the Company falls into the hands of a competitor to CIBA. In the event that CIBA terminates the Strategic Alliance Agreement for any of the reasons set forth in the Strategic Alliance Agreement, such termination would have a material adverse effect on the operations, financial condition and the results of operations of the Company. Early termination of the Strategic Alliance Agreement pursuant to its terms would not relieve the Company from its obligation to deliver the Additional Shares. However, in the event CIBA exercises its discretionary authority to terminate the Strategic Alliance Agreement prior to the expiration of the three-year in-kind service period, and prior to the expenditure of $1,000,000 for in-kind services, the Company would be entitled to a pro rata reduction in the number of Additional Shares to be delivered.

Terence A. Walts, a vice-president of CIBA, was a full-time consultant to the Company who was paid by CIBA. Services provided by Mr. Walts have constituted a significant portion of the in-kind services to be provided by CIBA. Mr. Walts and the Company have agreed that Mr. Walts will not become an employee of the Company in June 1998, as contemplated in the Stategic Alliance Agreement between the Company and CIBA. Mr. Walts was a valuable consultant and contributor to the Company and its progress over the last three years, and was particularly instrumental in finalizing and supporting the Strategic Alliance with CIBA.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents Filed with Report

        1. The Financial Statements and Schedules listed below are located after the signature page beginning on page F-1:


                DESCRIPTION                                       PAGE NO.
                -----------                                       --------
Report of Independent Certified Public Accountants...........        F-1
Balance Sheets - - December 31, 1997 and 1996................        F-2
Statements of Operations.....................................        F-3
Statements of Stockholders' Equity for the Period from
Inception (July 23, 1985) to December 31 1997................        F-4
Statements of Cash Flows.....................................        F-6
Notes to Financial Statements................................        F-8


        2. Financial Statement Schedules: Not required or the information required to be included therein is reflected in the Financial Statements.

        3.  Exhibits


EXHIBIT                                                                    LOCATION
-----------------------------------------------------------------------------------------------
  3.1        Third Restated and Amended Articles of               Quarterly Report on Form 10-Q
             Incorporation                                        for the period ended September
                                                                  30, 1996, Exhibit 3 therein
-------------------------------------------------------------------------------------------------
  3.2        Bylaws                                               Registration Statement No.
                                                                  333-2068, dated May 1, 1996,
                                                                  Exhibit 3.2
-------------------------------------------------------------------------------------------------
  10.1       Strategic Alliance Agreement, dated May 15 1995,     Registration Statement No.
             between CIBA Vision Group Management, Inc.           333-2068, dated May 1, 1996,
             ("CIBA") and the Company                             Exhibit 10.1
-------------------------------------------------------------------------------------------------
  10.2       Letter Agreement, dated November 22, 1995, between   Registration Statement No.
             CIBA and the Company, amending Section 9 of the      333-2068, dated May 1, 1996,
             Strategic Alliance Agreement, dated May 15, 1995     Exhibit 10.2
-------------------------------------------------------------------------------------------------
  10.3       Amended and Restated Convertible Subordinated        Registration Statement No.
             Note, dated November 16, 1995, executed by the       333-2068, dated May 1, 1996,
             Company in favor of CIBA                             Exhibit 10.3
-------------------------------------------------------------------------------------------------
  10.4       Amendment to the Strategic Alliance Agreement,       Registration Statement No.
             dated March 5, 1996, between the Company and CIBA    333-2068, dated May 1, 1996,
                                                                  Exhibit 10.4
-------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------
  10.5       Purchase Agreement, dated May 27, 1994, between      Registration Statement No.
             CIBA and the Company                                 333-2068, dated May 1, 1996,
                                                                  Exhibit 10.5
-------------------------------------------------------------------------------------------------
  10.6       Amendment to Purchase Agreement, dated March 5,      Registration Statement No.
             1996, between the Company and CIBA                   333-2068, dated May 1, 1996,
                                                                  Exhibit 10.6
-------------------------------------------------------------------------------------------------
  10.7       Amended and Restated Investors' Rights Agreement,    Registration Statement No.
             dated May 27, 1994, by and among the Company, the    333-2068, dated May 1, 1996,
             holders of a majority of the outstanding             Exhibit 10.7
             Registrable Securities and CIBA
-------------------------------------------------------------------------------------------------
  10.8       Voting Agreement, dated May 27, 1994, among the      Registration Statement No.
             Company, CIBA, and certain stockholders of the       333-2068, dated May 1, 1996,
             Company                                              Exhibit 10.8
-------------------------------------------------------------------------------------------------
  10.9       Letter Agreement, dated June 2, 1995, between the    Registration Statement No.
             Company and Terence A. Walts, as amended             333-2068, dated May 1, 1996,
                                                                  Exhibit 10.9
-------------------------------------------------------------------------------------------------
  10.10      Autonomous Technologies Corporation 1995 Stock       Filed herewith
             Option Plan, as amended by the Board of Directors
             on October 14, 1997
-------------------------------------------------------------------------------------------------
  10.11      Autonomous Technologies Corporation Employee Stock   Registration Statement No.
             Purchase Plan                                        333-2068, dated May 1, 1996,
                                                                  Exhibit 10.11
-------------------------------------------------------------------------------------------------
  10.12      Autonomous Technologies Corporation 401(k)           Registration Statement No.
             Retirement Plan                                      333-2068, dated May 1, 1996,
                                                                  Exhibit 10.12
-------------------------------------------------------------------------------------------------
  10.13      Lease Agreement dated July 11, 1994, as amended,     Registration Statement No.
             between the Company and Barton Partners, Ltd.        333-2068, dated May 1, 1996,
                                                                  Exhibit 10.13
-------------------------------------------------------------------------------------------------
  10.14      Lease Agreement dated June 1, 1996 between the       Quarterly Report on Form 10-Q
             Company and Orlando TechCenter II                    for the period ended September
                                                                  30, 1996, Exhibit 10 therein
-------------------------------------------------------------------------------------------------
  10.15      Amendment to the Strategic Alliance Agreement,       Filed herewith
             dated March 26, 1998, between the Company and
             CIBA
-------------------------------------------------------------------------------------------------
  23.1       Consent of Arthur Andersen LLP                       Filed herewith
-------------------------------------------------------------------------------------------------


(b) Reports on Form 8-K

The Company filed three reports on Form 8-K during 1997:

On June 24, 1997 it filed announcing that on June 17th it had entered into Agreements with accredited investors for the purchase of 3,000,000 shares of its common stock at $3.00 per share.

On July 2, 1997, it filed announcing that a) the Company had filed amendments to its Third Amended and Restated Articles of Incorporation wherein the number of authorized shares of its common stock was increased from 15,000,000 to 25,000,000 and that b) certain other provisions of its Articles, concerning actions to be taken by written consent in lieu of an annual or special meeting of the stockholders is prohibited unless such is approved in advance by the Board of

Directors and that a two-thirds affirmative vote of outstanding voting shares is required to amend such prohibition of the use of such written consents.

On December 23, 1997, it filed announcing that appointment of Whitney A. McFarlin to the Board of Directors and the resignation of G. Richard Downes, Jr. from that post to accommodate the election of Mr. McFarlin.

(c) Exhibits
See Item 14(a)3. of this Form 10-K.

(d) Financial Statement Schedules
See Item 14(a)2. of this Form 10-K.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             Autonomous Technologies Corporation


                              By:            /s/ Randy W. Frey
                                 -----------------------------------------------
                                                 Randy W. Frey
                                 Chairman of the Board & Chief Executive Officer


                              By:            /s/ Monty K. Allen
                                 -----------------------------------------------
                                                 Monty K. Allen
                                           Chief Financial Officer &
                                          Principal Accounting Officer

Dated:  March 20, 1998


Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.


 Signature                           Capacity                                   Date
-----------                          --------                                   ----
/s/  Randy W. Frey                   President, Chief Executive Officer and     March 20, 1998
----------------------------------   Chairman of the Board

/s/  Richard C. Capozza, Ph.D.       Director, President and Chief Operating    March 20, 1998
----------------------------------   Officer

/s/  G. Arthur Herbert               Director                                   March 20, 1998
----------------------------------

/s/  Stanley Ruffett                 Director                                   March 20, 1998
----------------------------------

/s/  Timothy Barabe                  Director                                   March 20, 1998
----------------------------------

/s/  Richard H. Keates, MD           Director                                   March 20, 1998
----------------------------------

/s/  Whitney A. McFarlin             Director                                   March 20, 1998
----------------------------------

                      Autonomous Technologies Corporation


INDEX TO FINANCIAL STATEMENTS
===============================================================================
                 DESCRIPTION                                           Page No.
-------------------------------------------------------------------------------
Report of Independent Certified Public Accountants                        F-1
-------------------------------------------------------------------------------
Balance Sheets - - December 31, 1997 and 1996                             F-2
-------------------------------------------------------------------------------
Statements of Operations                                                  F-4
-------------------------------------------------------------------------------
Statements of Stockholders' Equity for the Period from Inception
 (July 23, 1985) to December 31 1997                                      F-5
-------------------------------------------------------------------------------
Statements of Cash Flows                                                  F-7
-------------------------------------------------------------------------------
Notes to Financial Statements                                             F-9
-------------------------------------------------------------------------------
Consent of Arthur Andersen LLP                                            F-21
===============================================================================

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Stockholders of
Autonomous Technologies Corporation:

We have audited the accompanying balance sheets of Autonomous Technologies Corporation (a Florida corporation in the development stage) as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 1997 and 1996, the nine months ended December 31, 1995, and the period from inception (July 23, 1985) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Autonomous Technologies Corporation as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years ended December 31, 1997 and 1996, the nine months ended December 31, 1995, and the period from inception (July 23, 1985) to December 31, 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company is in the development stage with no significant operating results to date. The factors discussed in Note 1 to the financial statements raise a substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/  ARTHUR ANDERSEN LLP
------------------------
Arthur Andersen LLP


Orlando, Florida,
  January 31, 1998
  (except with respect to
   the matter discussed in
   Note 11, as to which the
   date is March 30, 1998)

                      AUTONOMOUS TECHNOLOGIES CORPORATION
                      -----------------------------------
                         (A Development Stage Company)

                  BALANCE SHEETS -- DECEMBER 31, 1997 AND 1996
                  --------------------------------------------

                        ASSETS                                                       1997               1996
-------------------------------------------------------------                     -------------      ------------
CURRENT ASSETS:
  Cash and cash equivalents                                                        $    109,245      $  2,980,036
  Investments                                                                         7,191,827         9,263,754
  Restricted investment                                                                       -           162,000
  Inventories                                                                         2,358,934           262,607
  Prepaid expenses and other assets                                                     356,892            63,018
                                                                                  -------------      ------------
            Total current assets                                                     10,016,898        12,731,415

PROPERTY AND EQUIPMENT, net (Note 2)                                                  1,155,718           453,555
LADARVision SYSTEMS-IN-SERVICE, net (Note 2)                                            400,584                 -
ADVANCE LICENSING FEES                                                                  747,470           750,000
OTHER ASSETS                                                                             95,479           209,279
                                                                                  -------------      ------------
            Total assets                                                           $ 12,416,149      $ 14,144,249
                                                                                  =============      ============
         LIABILITIES AND STOCKHOLDERS' EQUITY
-------------------------------------------------------------
CURRENT LIABILITIES:
  Accounts payable                                                                 $    743,898      $    834,785
  Accrued expenses                                                                      835,324           422,254
  Note payable                                                                                -           151,299
  Current portion of obligations under capital leases (Note 3)                           97,108            55,130
                                                                                  -------------      ------------
            Total current liabilities                                                 1,676,330         1,463,468

OBLIGATIONS UNDER CAPITAL LEASES, less current portion (Note 3)                         185,007           122,133
OBLIGATION UNDER STRATEGIC ALLIANCE AGREEMENT (Notes 4 and 11)                        1,575,000           975,000
                                                                                  -------------      ------------
            Total liabilities                                                         3,436,337         2,560,601
                                                                                  -------------      ------------
COMMITMENTS AND CONTINGENCIES (Notes 3, 4, 5, 6 and 9)

STOCKHOLDERS' EQUITY (Notes 4, 5 and 6):
  Undesignated series, $.01 par value; 1,000,000 shares authorized at
   December 31, 1997 and 1996; 0 shares issued and outstanding                                -                 -

  Common stock, $.01 par value; 25,000,000 shares authorized, 9,986,755 shares issued and outstanding at December 31, 1997; 15,000,000 shares
   authorized, 6,763,187 shares issued and outstanding at December 31, 1996              99,868            67,632
   Additional paid-in capital                                                        37,787,991        28,784,708
   Deficit accumulated during the development stage                                 (28,908,047)      (17,268,692)
                                                                                  -------------      ------------
            Total stockholders' equity                                                8,979,812        11,583,648
                                                                                  -------------      ------------
            Total liabilities and stockholders' equity                             $ 12,416,149      $ 14,144,249
                                                                                  =============      ============


            The accompanying notes are an integral part of these balance sheets.

                      AUTONOMOUS TECHNOLOGIES CORPORATION
                      -----------------------------------
                         (A Development Stage Company)


                           STATEMENTS OF OPERATIONS
                           ------------------------


                                                                                                       Cumulative
                                                                                    Nine Months      from Inception
                                                       Year Ended     Year Ended       Ended       (July 23, 1985) to
                                                      December 31,   December 31,   December 31,      December 31,
                                                          1997           1996           1995              1997
                                                      ------------   ------------   ------------   ------------------
REVENUES:
  LADARVision systems and services                    $     37,065   $              $               $          37,065
  Research grants                                                -              -              -            3,450,517

OPERATING EXPENSES:
  Costs of revenues - LADARVision systems and
   services                                                105,892              -              -              105,892
  Costs of revenues - research grants                            -              -              -            3,465,596
  Clinical trials                                        2,980,317      1,715,412        602,847            5,870,194
  Research and development                               2,954,559      3,521,381      1,698,056           10,308,315
  Selling and marketing (Notes 4 and 5)                  1,493,069      1,190,898        478,439            3,455,002
  General and administrative                             2,328,222      1,852,351        974,738            6,354,871
  Other expenses (Notes 4 and 9)                         2,355,472      1,283,874        375,000            4,014,346
                                                      ------------   ------------   ------------   ------------------
OPERATING LOSS                                         (12,180,466)    (9,563,916)    (4,129,080)         (30,086,634)

OTHER INCOME (EXPENSE):
  Interest income                                          582,219        581,866         32,155            1,287,722
  Interest expense                                         (41,108)       (25,994)        (2,120)            (104,363)
                                                      ------------   ------------   ------------   ------------------
LOSS BEFORE PROVISION FOR INCOME TAXES                 (11,639,355)    (9,008,044)    (4,099,045)         (28,903,275)

PROVISION FOR INCOME TAXES (Note 7)                              -              -              -                4,772
                                                      ------------   ------------   ------------   ------------------
NET LOSS                                              $(11,639,355)   $(9,008,044)   $(4,099,045)   $     (28,908,047)
                                                      ============   ============   ============   ==================
LOSS PER SHARE (Notes 1 and 10):
  Basic net loss per share                            $      (1.43)   $     (2.36)   $     (3.37)
                                                      ============   ============   ============
  Weighted average common shares used in computing
   basic net loss per share                              8,151,395      3,812,039      1,217,509
                                                      ============   ============   ============



        The accompanying notes are an integral part of these statements.

                      AUTONOMOUS TECHNOLOGIES CORPORATION
                      -----------------------------------
                         (A Development Stage Company)


                      STATEMENTS OF STOCKHOLDERS' EQUITY
                      ----------------------------------

      FOR THE PERIOD FROM INCEPTION (JULY 23, 1985) TO DECEMBER 31, 1997
      ------------------------------------------------------------------
                                   (Note 5)


                                                                      Convertible                              Deficit
                                                                                                             Accumulated
                                      Preferred Stock              Common Stock          Additional          During the
                                  ----------------------       ------------------          Paid-in           Development
                                  Shares          Amount       Shares      Amount          Capital              Stage
                                 --------        -------      ---------    -------   --------------        -------------
BALANCE, July 23, 1985              -            $  -              -      $   -      $       -             $        -

  Issuance of common stock          -               -         1,125,000     11,250         76,250                   -
  Issuance of Series A
   convertible preferred stock     3,000           3,000           -          -           723,233                   -
  Issuance of Series B
   convertible preferred stock     1,313           1,313           -          -           374,071                   -
  Net loss                          -               -              -          -              -                (1,466,254)
                                 --------        -------      ---------    -------   -------------         -------------
BALANCE, March 31, 1994            4,313           4,313      1,125,000     11,250      1,173,554             (1,466,254)

  Issuance of Series A
   convertible preferred stock       354             354           -          -            80,180                   -
  Issuance of Series B
   convertible preferred stock       170             170           -          -            49,017                   -
  Issuance of Series C
   convertible preferred stock     2,927           2,927           -          -         1,535,270                   -
  Net loss                          -               -              -          -              -                (2,695,349)
                                 --------        -------      ---------    -------   -------------         -------------
BALANCE, March 31, 1995            7,764           7,764      1,125,000     11,250      2,838,021             (4,161,603)

  Common stock placed in escrow
   for future services              -               -           120,000      1,200         22,850                   -
  Issuance of Series D
   convertible preferred stock     2,456           2,456           -          -         1,211,717                   -
  In-kind services provided by
   stockholder                      -               -              -          -           220,148                   -
  Compensation under stock
   option plan                      -               -              -          -           380,626                   -
  Net loss                          -               -              -          -              -                (4,099,045)
                                 --------        -------      ---------    -------   -------------         -------------
BALANCE, December 31, 1995        10,220         $10,220      1,245,000   $ 12,450   $  4,673,362          $  (8,260,648)

                      AUTONOMOUS TECHNOLOGIES CORPORATION
                      -----------------------------------
                         (A Development Stage Company)


                       STATEMENTS OF STOCKHOLDERS' EQUITY
                       ----------------------------------

       FOR THE PERIOD FROM INCEPTION (JULY 23, 1985) TO DECEMBER 31, 1997
       ------------------------------------------------------------------
                                    (Note 5)
                                  (Continued)

                                                  Convertible
                                                Preferred Stock         Common Stock                           Deficit  Accumulated
                                              -------------------   -------------------   Additional Paid-in       During the
                                               Shares     Amount     Shares     Amount         Capital          Development Stage
                                              --------   --------   ---------  --------   ------------------   --------------------
BALANCE, December 31, 1995                      10,220   $ 10,220   1,245,000  $ 12,450      $  4,673,362         $  (8,260,648)
  Issuance of Series D convertible
   preferred stock                               4,363      4,363          -         -          2,177,137                    -
  Conversion of all preferred stock
   upon closing of initial public
   offering                                    (14,583)   (14,583)  2,187,450    21,875            (7,292)                   -
  Conversion of note payable and
   advance from stockholder upon
   closing of initial public offering               -          -      817,500     8,175         3,396,825                    -
  Issuance of common stock in initial
   public offering, net of
   offering costs                                   -          -    2,500,000    25,000        17,868,000                    -
  In-kind services provided by stockholder          -          -           -         -            449,736                    -
  Compensation under stock plans and
   agreements                                       -          -           -         -            218,890                    -
  Exercise of stock options                         -          -       13,237       132             8,050                    -
  Net loss                                          -          -           -         -                 -             (9,008,044)
                                              --------   --------   ---------  --------   ------------------   --------------------

BALANCE, December 31, 1996                          -          -    6,763,187    67,632        28,784,708           (17,268,692)
  Issuance of common stock, net of
   offering costs                                   -          -    3,000,000    30,000         7,984,996                    -
  In-kind services provided by stockholder          -          -           -         -            471,275                    -
  Compensation under stock plans and
   agreements                                       -          -           -         -            485,937                    -
  Exercise of stock options and warrants            -          -      223,568     2,236            61,075                    -
  Net loss                                          -          -           -         -                 -            (11,639,355)
                                              --------   --------   ---------  --------   ------------------   --------------------
BALANCE, December 31, 1997                          -    $     -    9,986,755  $ 99,868      $ 37,787,991         $ (28,908,047)
                                              ========   ========   =========  ========   ==================   ====================


        The accompanying notes are an integral part of these statements.

                      AUTONOMOUS TECHNOLOGIES CORPORATION
                      -----------------------------------
                         (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                                                                                             Cumulative from
                                                                                                                Inception
                                                                                              Nine Months    (July 23, 1985)
                                                               Year Ended      Year Ended        Ended             to
                                                              December 31,    December 31,    December 31,     December 31,
                                                                 1997             1996            1995            1997
                                                             -------------    ------------    ------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                   $ (11,639,355)   $ (9,008,044)   $ (4,099,045)   $ (28,908,047)
  Adjustments to reconcile net loss to net cash
   used in operating activities-
     In-kind services provided by stockholder                      471,275         449,736         220,148        1,141,159
     Compensation expense under stock option plan                  485,937         218,890         380,626        1,085,453
     Compensation expense related to common stock
      placed in escrow for future services                              -               -           24,050           24,050
     Convertible preferred stock issued for services                    -               -          132,500          162,500
     Loss on disposal of property and equipment                         -           85,167              -            85,167
     Depreciation and amortization                                 315,054         173,724          33,886          693,859
     Changes in assets and liabilities-
        Increase in inventory                                   (2,096,327)       (262,607)             -        (2,358,934)
        Decrease (increase) in prepaid expenses and
         other assets                                             (180,074)       (200,770)         35,248         (452,371)
        Decrease (increase) in advance licensing fees                2,530        (750,000)             -          (747,470)
        Increase (decrease) in accounts payable                    (90,887)        508,258         267,263          743,898
        Increase in accrued expenses                               413,070         191,973         137,660          835,324
        Increase in obligation under strategic alliance
         agreement                                                 600,000         600,000         375,000        1,575,000
                                                             -------------    ------------    ------------    -------------
             Net cash used in operating activities             (11,718,777)     (7,993,673)     (2,492,664)     (26,120,412)
                                                             -------------    ------------    ------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures on property and equipment                 (802,556)       (298,287)        (71,098)      (1,483,250)
   Investments in LADARVision Systems-in-Service                  (437,000)             -               -          (437,000)
   Restricted investment (made) proceeds                           162,000        (162,000)             -                -
   Investments made                                             (9,644,170)    (14,144,080)             -       (23,788,250)
   Investment proceeds                                          11,716,097       4,880,326              -        16,596,423
                                                             -------------    ------------    ------------    -------------
             Net cash used in investing activities                 994,371      (9,724,041)        (71,098)      (9,112,077)
                                                             -------------    ------------    ------------    -------------

                      AUTONOMOUS TECHNOLOGIES CORPORATION
                      -----------------------------------
                         (A Development Stage Company)

                           STATEMENTS OF CASH FLOWS
                           ------------------------
                                  (continued)

                                                                                                             Cumulative from
                                                                                                                Inception
                                                                                              Nine Months    (July 23, 1985)
                                                               Year Ended      Year Ended        Ended             to
                                                              December 31,    December 31,    December 31,     December 31,
                                                                 1997             1996            1995            1997
                                                             -------------    ------------    ------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of convertible
   preferred stock                                                      -         2,181,500       1,081,673        6,002,708
  Net proceeds from issuance of common stock                     8,014,996       17,893,000              -        25,995,496
  Proceeds from exercise of stock options and
   warrants                                                         63,311            8,182              -            71,493
  Payment of obligations under capital leases                      (73,393)         (28,557)         (1,013)        (102,963)
  Net proceeds from (payments of) note payable                    (151,299)         151,299              -                -
  Advance from stockholder                                              -                -        1,000,000        1,000,000
  Proceeds from issuance of convertible note payable                    -                -               -         2,405,000
  Proceeds from long-term debt                                          -                -               -           200,000
  Repayment of long-term debt                                           -                -               -          (200,000)
  Other, net                                                            -                -               -           (30,000)
                                                             -------------     ------------    ------------    -------------
           Net cash provided by financing activities             7,853,615       20,205,424       2,080,660       35,341,734
                                                             -------------     ------------    ------------    -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            (2,870,791)       2,487,710        (483,102)         109,245

CASH AND CASH EQUIVALENTS, beginning of year                     2,980,036          492,326         975,428               -
                                                             -------------     ------------    ------------    -------------

CASH AND CASH EQUIVALENTS, end of year                       $     109,245     $  2,980,036     $   492,326     $    109,245
                                                             =============     ============     ===========     ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash transactions-
     Interest paid                                           $      36,518     $     22,057     $     2,120     $     59,318
  Non-cash transactions-
     Property and equipment purchases subject to
      capital lease obligations                              $     178,246     $    178,519     $    28,314     $    206,833
     Advance from stockholder converted to common
      stock                                                  $          -      $  1,000,000     $        -      $  1,000,000
     Convertible note converted to common stock              $          -      $  2,405,000     $        -      $  2,405,000

        The accompanying notes are an integral part of these statements

                      AUTONOMOUS TECHNOLOGIES CORPORATION
                      -----------------------------------
                         (A Development Stage Company)


                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                        DECEMBER 31, 1997, 1996 AND 1995
                        --------------------------------

1. ORGANIZATION, FUNDING AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
   ---------------------------------------------------------------------

Organization and Funding
------------------------

Autonomous Technologies Corporation (the Company) was incorporated in the State of Florida in 1985. The Company was formed to pursue applications in the specialized field of laser radar (LADAR). The Company has now focused its efforts on applying unique LADAR tracking technology to the medical field of ophthalmology and has developed an ophthalmic laser product for vision correction, tradenamed the LADARVision System (formerly called the T-PRK(R) System).

The Company generated revenues under government research grants during the early years of its existence while it was developing commercial applications of the LADAR technology. The final grant under which the Company conducted such research was completed in February 1994. All subsequent research and clinical development efforts have been devoted toward ophthalmic commercial applications for its LADARVision System.

In May 1996, the Company completed its initial public offering of common stock. The Company sold 2,500,000 shares of common stock in this offering. Concurrent with this event, all of the outstanding convertible preferred stock and certain debt of the Company were converted to common shares. In June 1997, the Company completed a secondary offering of 3,000,000 shares of common stock.

The Company's management believes that its current cash and investment resources will be sufficient to fund operations through the first quarter of 1998. Management intends to seek additional funding during 1998 to fund the Company's operations as it: (a) progresses through the clinical and regulatory process directed at seeking approval from the U.S. Food & Drug Administration (FDA) for its initial indications of moderate myopia (up to -10 diopters) and astigmatism,
(b) initiates and executes new clinical protocols for additional indications and clinical capabilities, including hyperopia and the Company's Custom Cornea(TM) technology, and (c) prepares and launches the LADARVision System in markets to include Canada, Europe and the U.S. Such funding may be sought from one or more sources, including: debt financing to support the Company's commercial placements, and equity financing and/or the sale of marketing rights to fund on-going operations.

Summary of Significant Accounting Policies
------------------------------------------

Basis of Presentation
---------------------

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. Accordingly, the financial statements do not include any adjustments that might result from the Company's inability to continue as a going concern.

Development Stage Company

The Company's primary operations since inception have been devoted to developing commercial applications of its LADAR technology. No significant operating revenue has yet been generated. As a result, the financial statements are presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 7, "Accounting and Reporting by Development Stage Enterprises." In order to generate significant revenues and become an operating business, the Company is in the process of building both U.S. and non-U.S. sales and marketing capabilities and commercially introducing the LADARVision System overseas. Additionally, the Company must continue FDA clinical trial protocols for its submitted indications and achieve a Pre-Market Approval (PMA) from the FDA before commencing U.S. sales and marketing activities. Several companies are actively marketing ophthalmic laser devices outside the U.S. Two such devices have been approved by the FDA for U.S. marketing.

Change in Fiscal Year

The Company changed its fiscal year from March 31 to December 31 effective December 31, 1995. This change was made to be consistent with general medical device industry practice. As a result, the fiscal period ended December 31, 1995, presented herein is a nine-month period.

Cash and Cash Equivalents

Cash in excess of immediate operating needs is invested for up to 90 days in overnight repurchase agreements and/or marketable debt securities, such as commercial paper, in accordance with the Company's investment policy. Such cash equivalents are stated at cost plus accrued interest which approximates market value. The Company considers these investments as cash for cash flow statement purposes.

Investments

Certain other liquid funds of the Company have been invested for terms in excess of 90 days in Treasury and Agency securities. These investments are being accounted for as "available-for-sale" securities under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Realized gains and losses are computed using the specific identification method. As of December 31, 1997 and 1996, the investments are stated at amounts which approximate quoted market value. All of the Company's investments held at December 31, 1997, mature in 1998.

Inventories

As of December 31, 1997, inventory is made up of component parts for LADARVision Systems ($988,822) and work-in-progress on LADARVision Systems ($1,370,111). Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out method.

Property and Equipment, Net

Property and equipment is recorded at cost less accumulated depreciation and amortization. The Company provides depreciation primarily using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the term of the lease or the life of the asset. Asset lives range as follows:

                                                                      Years
                                                                      -----
     Furniture and office equipment................................    3-7
     Assembly, design and test equipment...........................    3-7

LADARVision Systems-in-Service

The Company's LADARVision Systems-in-Service are LVC systems placed under the Company's Autonomous Affiliates ProgramSM wherein the ophthalmology clinic or hospital pays the Company a per- procedure fee for the use of the system in LVC procedures. The Company is depreciating LADARVision Systems-in-Service for financial reporting purposes over five years on a straight-line basis.

Advance Licensing Fee

The Company paid an advance licensing fee for the right to use certain patented technology in commercial applications of its LADARVision System in the future. License fees, which began to accrue in 1997, are due based on agreed upon percentages of certain of the Company's future revenues, as defined in the license agreement.

Research and Development

Research and development costs, which include the costs to pursue new patents and the costs of building prototype LADARVision System and Custom Cornea units, are expensed as incurred.

Software Development Costs

Costs of developing software that will be used in the LADARVision System units have been included in research and development expenses since technological feasibility has not yet been established. Once technological feasibility is established, the Company intends to capitalize such costs thereinafter incurred and report them at the lower of unamortized cost or net realizable value. Due to uncertainties surrounding the FDA approval process, technological feasibility will not be considered established until the approval process has advanced to the point when the Company has received its PMA from the FDA.

Income Taxes

The Company accounts for income taxes using an asset and liability approach which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Deferred income taxes have been provided for the differences between the financial reporting and income tax reporting basis of the Company's assets and liabilities. These temporary differences consist of differences between the timing of the deduction of certain amounts between income tax reporting purposes and financial statement purposes. Due to uncertainties regarding the Company's ability to realize the benefits of its deferred tax assets through future operations, a valuation allowance has been established that completely offsets the net deferred tax asset.

Net Loss Per Share; Statement of Financial Accounting Standards 128

Effective December 15, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 replaces the presentation of primary earnings per share ("EPS") with a presentation of basic EPS. Additionally, for many companies with potential common stock instruments outstanding (options, warrants, convertible securities, or other contingent issuances), a dual presentation of basic and diluted EPS is required. The Company's presentation of basic EPS is found in the accompanying statements of operations. The Company's net losses for the periods presented cause the inclusion of potential common stock instruments outstanding to be antidilutive and, therefore, in accordance with SFAS No. 128, the Company is not required to present a diluted EPS.

All share and per-share information in the financial statements have been adjusted to give effect to the 150-for-1 stock split and par value restatement which became effective upon Board of Directors (the Board) and shareholder approval in February 1996, as further discussed below in the notes.

Stock Authorization and Stock Split

In February 1996, the Board approved a 150-for-1 stock split of the Company's common stock and a restatement of the par value of the Company's common stock to $.01 per share, accompanied by an increase in authorized common shares to 15,000,000. The Board also approved the creation of a new class of convertible preferred stock of the Company and approved an authorization of 1,000,000 shares of such stock, whose price, rights, privileges and related terms shall be determined by the Board at the time of issuance. On June 12, 1997, the stockholders of the Company authorized an increase in authorized common shares to 25,000,000.

Stock Options

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), which encourages, but does not require, companies to adopt the fair value method of accounting for stock-based employee compensation plans. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Companies are also permitted to continue to account for such transactions under Accounting Principles Board ("APB") Opinion No. 25, but are required to disclose on a pro forma basis, net income and, if presented, earnings per share, as if the fair value based method of accounting had been applied.

Effective January 1, 1996, the Company elected to adopt only the disclosure requirements of SFAS No. 123. Accordingly, the Company will continue to account for stock based employee compensation under APB Opinion No. 25.

Fair Value of Financial Instruments

The carrying amounts of the Company's financial assets and liabilities, including cash and cash equivalents and accounts payable at December 31, 1997 and 1996, approximate fair value because of the short maturity of these items. The carrying amount of the Company's obligations under capital leases approximates fair value at December 31, 1997 and 1996, since the interest rates approximate rates currently available to the Company for borrowings and investments.

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

Effective January 1, 1996, the Company changed the estimated useful lives for some of its property and equipment from five years to three years. The effect of this change in accounting estimate on net loss and net loss per share for the year ended December 31, 1996 was immaterial.

Reclassifications

Certain prior-year amounts have been reclassified to conform with the current-year presentation.

2.   PROPERTY AND EQUIPMENT:
     -----------------------

Property and equipment consisted of the following as of December 31, 1997 and 1996:

                                                                                 1997            1996
                                                                             ----------      -----------
   Furniture and office equipment.......................................     $  941,298      $   475,732
   Assembly, design and test equipment..................................        662,252          298,823
   Leasehold improvements...............................................        151,178             -
                                                                             ----------      -----------
                                                                              1,754,728          774,555
   Less- Accumulated depreciation and amortization......................       (599,010)        (321,000)
                                                                             ----------      -----------
            Property and equipment, net.................................     $1,155,718      $   453,555
                                                                             ==========      ===========

As of December 31, 1997, the Company held equipment under capital leases with a net book value of $242,251. Depreciation expense totaled $278,638, $173,724, and $33,886 for the periods ended December 31, 1997, 1996, and 1995, respectively.

3.   LEASE OBLIGATIONS:
     ------------------

The Company has acquired furniture, computer, design and communications equipment under capital lease arrangements. The effective interest rate on the leases range from 9 percent to 21 percent.

In May 1997, the Company began occupying a main office and production facility with approximately 25,000 square feet under a lease. The lease term is 10 years, with two five-year renewal options and termination opportunities at years five and seven. Base rent under this lease for the first year is $237,500, with annual 3 percent increases in subsequent years, plus the Company's allocated portion of common area maintenance and other operating costs. The lease payments include rent on $500,000 of landlord provided and tenant specified improvements, including certain outfitting of production areas. Minimum future obligations under noncancelable operating leases (including the aforementioned facilities lease) and the present value of future minimum capital lease payments as of December 31, 1997, are as follows:

   Year Ending                                                            Capital          Operating
   December 31,                                                           Leases             Leases
   ------------                                                          ----------       ------------
       1998............................................................  $  125,983       $    244,595
       1999............................................................      94,919            251,933
       2000............................................................      56,828            259,491
       2001............................................................      46,930            267,276
       2002............................................................      21,499            275,294
       2003 and thereafter.............................................           -          1,505,419
                                                                         ----------       ------------
       Total minimum lease payments....................................     346,159       $  2,804,008
       Less- Amount representing interest..............................     (64,044)      ============
                                                                         ----------
       Present value of minimum lease payments.........................     282,115
       Less- Current portion...........................................     (97,108)
                                                                         ----------
       Long-term obligation............................................  $  185,007
                                                                         ==========

Rent expense totaled $362,876, $168,741, and $80,720 for the periods ended December 31, 1997, 1996 and 1995, respectively.

4.   STRATEGIC ALLIANCE:
     -------------------

In May 1994, the Company entered into a strategic marketing alliance (the Purchase Agreement) with CIBA Vision Group Management, Inc. (CIBA), whereby CIBA invested $2,405,000 into the Company and received an interest-free, convertible note of $2,405,000 (the Note) with a three-year term, made an equity investment in the Company (see Note 5), and acquired exclusive marketing rights outside of North America to the LADARVision System. The Note automatically converted into common stock upon the Company's initial public offering in May 1996.

On May 15, 1995, the Company entered into a Strategic Alliance Agreement (SAA) with CIBA which terminated the aforementioned marketing agreement with CIBA and amended the Purchase Agreement. Under this agreement, the Company regained control of all marketing rights, received a $1,000,000 cash payment (see below), and a commitment of $1,000,000 worth of contributed sales and marketing services over three years. In return, CIBA obtained the right to a 6 percent commission on net revenue worldwide, as defined in the SAA, from all of the Company's equipment sales and patient procedure fees pertaining to ophthalmic refractive surgery. The commission is limited to $10,000,000 in the aggregate unless the Company chooses to continue paying such commissions for five additional years in
lieu of issuing the stock discussed below.   Unless the commission period is
extended, the Company is required to issue 610,534 shares of common stock (Additional Shares) to CIBA on May 15, 1999. The number of such Additional Shares was increased from 529,500 during 1997 due to the operation of an anti-dilution provision in connection with the Company's 1997 equity financing. See Note 11.

The Company is accruing for the obligation to issue the additional shares to CIBA under the SAA on a straight line basis from the agreement date of May 15, 1995, to the expected issuance date of May 15, 1999. The obligation being accrued over this four-year period is $2.4 million, which represents the value of the originally issuable preferred shares at the date of agreement. In the periods ended December 31, 1997, 1996 and 1995, the Company recorded $600,000, $600,000 and $375,000, respectively, of expenses under this agreement which are included in other expenses on the accompanying statements of operations. This amount is recorded as the obligation under strategic alliance agreement in the accompanying balance sheets as of December 31, 1997 and 1996.

Under the SAA, CIBA has the right, at its sole discretion, to terminate the SAA upon 180 days notice to the Company whereby the Company would continue to be obligated to pay to CIBA the 6 percent commission for three years beyond termination on those LADARVision Systems that were commercially placed at the time of termination. In this case, CIBA's right to the additional shares on May 15, 1999, would be terminated. Additionally, CIBA has the right to terminate the SAA upon 30 days notice should there be a change of control of the Company or if the commercial value of the Company's technology is materially impacted.

The $1,000,000 cash payment from CIBA referred to above was, in accordance with the terms of the SAA, reclassified to additional paid-in capital upon the Company's initial public offering. This amount was previously reflected as advance from shareholder in balance sheets prior to the initial public offering.

During the periods ended December 31, 1997, 1996 and 1995, CIBA contributed sales and marketing services of $471,275, $449,736 and $220,148, respectively, to the Company. This amount has been recorded as selling and marketing expense in the accompanying statements of operations, with a corresponding increase to additional paid-in capital.

5.   COMMON STOCK:
     -------------

Common Stock and Common Stock Warrants
--------------------------------------

The Company issued detachable warrants for the purchase of 1,048,350 shares of common stock in connection with a preferred stock issuance prior to its initial pubic offering. The warrants have a weighted average exercise price of $3.47 per share. These warrants expire on February 28, 1999, have a cashless exercise provision, and are exercisable at any time during their term. As of December 31, 1997, warrants for 93,000 of these shares have been exercised resulting in the issuance of 46,246 shares of common stock.

Upon completion of its initial public offering, the Company issued warrants for the purchase of 75,000 shares of common stock to the managing underwriters of the offering. These warrants have an exercise price of $9.60 per share, are exercisable after May 7, 1997, and have an expiration date of May 7, 1999.

In connection with its 1997 equity offering, the Company issued warrants for the purchase of 90,000 shares of common stock to an investment banking firm and the placement agent for the offering. These warrants have a weighted average exercise price of $3.61 per share, are currently exercisable, and have expiration dates in April 1999 and June 2002.

In June 1995, the Company agreed to place 120,000 shares of common stock in escrow for the benefit of a CIBA employee who is providing sales and marketing services to the Company. A portion of these shares was to be released to the individual in fixed annual increments over a three-year period. In June 1997, the original agreement was amended by the Board of Directors to remove any performance based vesting on the variable shares under the agreement. Of the 120,000 shares, 32,100 remain in escrow for the individual pending his commencement of employment with the Company. With the removal of variability of the stock grant based on performance, the grant was deemed to have become fixed and the Company recorded its final compensation expense using the then current fair market value of the stock. Compensation expense of approximately $215,000, $156,000 and $24,000 was recorded under this agreement during the periods ended December 31, 1997, 1996 and 1995, respectively. These amounts are included in selling and marketing expense in the statements of operations for those periods.

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

6.   EMPLOYEE BENEFIT PLANS:
     -----------------------

Stock Options
-------------

In 1995, the Board established the Autonomous Technologies Corporation 1995 Stock Option Plan (1995 Option Plan), authorizing a total of 1,050,000 common shares for the purpose of attracting and retaining the services of qualified employees, directors and consultants. In June 1997, the Company's stockholders approved an increase in authorized shares under the 1995 Option Plan to 1,750,000. Options under the 1995 Option Plan can be either incentive stock options for employees or non-qualified stock options for consultants or directors and generally vest ratably over the five-year period following their grant. Options granted under the 1995 Option Plan can have a term of no more than 10 years.

In 1996, the Board established the Autonomous Technologies Corporation Employee Stock Purchase Plan (1996 ESPP), authorizing a total of 75,000 common shares for the purpose of providing qualifying employees the opportunity to purchase shares in accordance with the terms of the 1996 ESPP at a discount of 15 percent from market. The 1996 ESPP began operation on July 1, 1996.

A summary of the Company's 1995 Option Plan and 1996 ESPP as of December 31, 1997, 1996, and 1995 and changes during the periods then ended is presented below:

                                                           1995  Option Plan                     1996 ESPP
                                                    -------------------------------    -------------------------------
                                                                   Weighted-Average                   Weighted-Average
                                                      Shares       Exercise Price        Shares       Exercise Price
                                                    ----------    -----------------    ----------    -----------------
   Granted in 1995                                     597,600        $     .29                -         $      -
                                                    ----------        =========        ----------        =========
   Outstanding as of December 31, 1995                 597,600              .29                -                -
                                                                      =========                          =========
   Granted in 1996                                     283,550             5.02             1,417             3.40
                                                                      =========                          =========
   Exercised in 1996                                   (11,820)             .28            (1,417)            3.40
                                                    ----------        =========        ----------        =========
   Outstanding as of December 31, 1996                 869,330             1.84                -                -
                                                                      =========                          =========
   Granted in 1997                                     694,000             5.16             9,346             3.47
                                                                      =========                          =========
   Exercised in 1997                                  (173,620)             .29            (9,346)            3.47
                                                    ----------        =========        ----------        =========
   Cancellations in 1997                               (22,720)            3.14                -                -
                                                                      =========                          =========
   Outstanding as of December 31, 1997               1,366,990        $    3.70                -         $      -
                                                    ----------        =========        ----------        =========

   SFAS 123 weighted-average fair value of options granted during the year:
         1995                                          597,600        $    2.08                -                -
         1996                                          283,550        $    3.42             1,417        $    1.02
         1997                                          694,000        $    3.57             9,346        $    1.13

The following table summarizes information about stock options outstanding at December 31, 1997:

                                               Options Outstanding                                 Options Exercisable
                            -------------------------------------------------------------------------------------------------------
                               Number                                                          Number
     Range of               Outstanding at      Weighted-Average         Weighted-         Exercisable at        Weighted-
     Exercise                December 31,          Remaining              Average           December 31,          Average
      Prices                    1997            Contractual Life       Exercise Price          1997            Exercise Price
   -------------            -------------       ----------------       --------------      --------------      --------------
   $ .13 - $ .33                  430,940           7.8 years              $    .30               156,080          $    .25
   $3.50 - $4.88                  290,550           9.3 years              $   4.08                31,810          $   4.40
   $5.13 - $8.00                  645,500           9.6 years              $   5.79                45,600          $   5.63
                            -------------                                                  --------------
                                1,366,990                                  $   3.70               233,490          $   1.87
                            =============                                  ========        ==============          ========

The options outstanding at December 31, 1997, expire from February 2003 to December 2007. There are 197,570 shares remaining available for grant in the 1995 Option Plan and 64,237 shares remaining available for grant in the 1996 ESPP at December 31, 1997.

For options granted during the periods ended December 31, 1997, 1996 and 1995, the Company recognized compensation expense under APB 25 of $244,145, $218,890 and $380,626, respectively. According to the current vesting schedules related to those individual option grants, the Company will recognize additional compensation expense under APB 25 as follows:

 Year Ending
 December 31,                                                                              Amount
--------------                                                                          ------------
       1998...........................................................................       184,000
       1999...........................................................................       173,500
       2000...........................................................................       108,200
       2001...........................................................................           300
                                                                                        ------------
                                                                                            $466,000
                                                                                        ============

The Company has not elected to adopt the compensation measurement provisions of SFAS 123. Had the Company elected to measure compensation using the methodology prescribed in SFAS 123 for options during the periods ended December 31, 1997, 1996 and 1995, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                                                                  Nine Months
                                                          Year Ended          Year Ended             Ended
                                                         December 31,        December 31,         December 31,
                                                             1997                1996                 1995
                                                     ----------------      --------------      ---------------
 Net loss                     As reported             $  11,639,355         $  9,008,044        $    4,099,045
                              Pro forma               $  12,205,000         $  9,296,000        $    4,126,000

 Basic net loss per share     As reported             $        1.43         $       2.36        $         3.37
                              Pro forma               $        1.50         $       2.44        $         3.39


The fair value of each option grant is estimated on the date of grant using the Black Scholes option-pricing model with the following assumptions summarized as follows:

                                                                           Expected
                Grant type and period                    Volatility          Life         Interest Rates
   ------------------------------------                ---------------  -------------   -------------------
                                                                          (in years)
   1995 option grants                                              60%       4.1               5.8%
   1996 option grants                                              60%       6.3           5.6% - 6.8%
   1997 option grants                                              70%       6.4           5.7% - 6.9%
   Employee stock purchase plan grants                         60%-70%       0.5           5.0% - 5.4%

401(k) Plan
-----------

In December 1995, the Board authorized the formation of a retirement plan for the Company's employees that qualifies under Internal Revenue Code (IRC) Section 401(k). The Plan, which began January 1, 1996, covers employees who have attained at least 18 years of age with three or more months of service. The Company may, at the Board's discretion, make matching contributions to the employee contributions. The Company has never made any matching contributions.

7.   INCOME TAXES:
     -------------

The reconciliation of the benefit for income taxes based upon the U.S. statutory federal rate (34 percent) to the Company's provision for income taxes is as follows for the periods ended:

                                                           December 31,         December 31,         December 31,
                                                               1997                 1996                 1995
                                                        ------------------   ------------------   ------------------
   Expected tax benefit at statutory rate               $       (3,958,000)   $      (3,063,000)   $      (1,394,000)
   (Increase) decrease resulting from:
      State income tax benefit,
      net of federal tax benefit                                  (423,000)            (327,000)            (149,000)
      Costs incurred but not deductible for tax
       purposes                                                     11,000                6,000               18,000

      Increase in the valuation allowance                        4,370,000            3,384,000            1,525,000
                                                        ------------------   ------------------   ------------------
          Total provision for income taxes              $             -       $            -       $            -
                                                        ==================   ==================   ==================

The Company's deferred tax accounts consisted of the following as of December 31, 1997 and 1996:

                                                                            1997               1996
                                                                      ----------------   ----------------
Assets:
      Net operating loss (NOL) carryforwards........................  $      9,220,000    $     5,382,000
      Accruals and other............................................         1,559,000          1,042,000
                                                                      ----------------   ----------------
                                                                            10,779,000          6,424,000
      Less - Valuation allowance....................................       (10,779,000)        (6,424,000)
                                                                      ----------------   ----------------
                                                                      $           -        $         -
                                                                      ================   ================

The NOL carryforwards expire in years 2005 through 2012.

The Company has had greater than 50 percent ownership changes in 1993, 1994 and 1996, as defined under the rules of IRC Section 382. Consequently, the use of the NOL carryforwards generated in periods prior to the changes in control against future taxable income in any one year may be limited. The deferred tax asset is fully reserved.

8.   RELATED PARTY TRANSACTIONS:
     ---------------------------

The Company received general and medical advisory services from three of its directors. The Company was charged $151,625, $72,000, and $18,194 in professional fees for such services in the periods ended December 31, 1997, 1996 and 1995, respectively. See also Note 4 which describes the relationship with CIBA, a related party.

9.   CONTINGENCIES:
     --------------

Legal Matters
-------------

In July 1996, VISX, Inc. (VISX) sued the Company in London, England, alleging that the Company infringed on certain European Community patents held by VISX. In October 1996, the Company filed suit in Federal Court of Canada, Trial Division against VISX. VISX is the holder of certain Canadian Letters patents relating to refractive laser surgery. In March 1997, the Company was able to reach a settlement in these two cases whereby the Company received a license from VISX to utilize certain patents outside the U.S.

In October 1996, the Company filed suit in the United States District Court for the District of Delaware against Pillar Point Partners (Pillar Point), Summit Technologies, Inc. (Summit), VISX, Summit Partner, Inc. (Summit Partner) and VISX Partner, Inc. (VISX Partner) (collectively, the Defendants). The Defendants hold a portfolio of U.S. patents relating to refractive laser surgery. The complaint seeks a declaratory judgment of non-infringement, invalidity, and/or unenforceability, with regard to the Company's LADARVision System.

As a result of these actions, the Company has incurred and anticipates that it will incur significant expenses consisting primarily of management resources, legal fees, expert witness fees and related expenses. The expenses incurred in 1997 and 1996 are classified as other expenses in the accompanying statements of operations. These expenses could amount to over $100,000 per month for the foreseeable future depending on whether or not the remaining matter can be settled and when the court proceedings, including jury trials, will be held concerning these matters. The Company believes that it does not infringe on the VISX or Pillar Point apparatus patents and that it must aggressively assert this position in order to bring its products to the commercial markets in the United States, Canada and the European Community. There can, however, be no assurances that pursuit of these actions will bring the Company any relief from the license arrangements that might be required nor is there any assurance that such licenses as might be needed to enter certain markets will be available to the Company if the Company does not prevail in its actions.


Product Liability and Insurance
-------------------------------

The Company's business involves the risk of product liability claims. The Company has not experienced any product liability claims to date. The Company maintains a "claims made" product liability insurance policy with coverage limits of $5 million per occurrence and $5 million in the aggregate. The inability of the Company to maintain adequate insurance coverage at any time could, in the event of product liability or other claims in excess of the Company's insurance coverage, have a material adverse effect on the Company's business, financial condition and results of operations. Additionally, the Company has agreed in the past, and is likely to agree in the future, to indemnify certain medical institutions and their personnel who participate in the Company's clinical studies.

10.  QUARTERLY FINANCIAL INFORMATION - UNAUDITED:
     --------------------------------------------

The tables below contain summarized unaudited quarterly data for the years ended December 31, 1997 and 1996. The Company believes this information reflects all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the quarterly information presented. The operating results for any quarter are not necessarily indicative of the results that may be expected for future periods.

                                      First           Second            Third           Fourth           Annual
                                     Quarter          Quarter          Quarter          Quarter          Totals
                                  -------------    -------------    -------------    -------------    -------------
1997
----
Operating loss                    $   2,597,840    $   3,091,332    $   2,677,129    $   3,273,054    $  11,639,355
Net loss                          $       (0.38)   $       (0.45)   $       (0.27)   $       (0.33)   $       (1.43)
Basic net loss per share
Shares used in computing
 basic net loss per share             6,852,814        6,888,689        9,900,212        9,958,832        8,151,395



1996
----                              $   1,365,696    $   2,061,456    $   3,104,560    $   3,032,204    $   9,563,916
Operating loss                    $   1,354,597    $   1,923,320    $   2,891,380    $   2,838,747    $   9,008,044
Net loss                          $       (1.09)   $       (0.43)   $       (0.43)   $       (0.42)   $       (2.36)
Basic net loss per share
Shares used in computing
 basic net loss per share             1,245,000        4,511,674        6,749,950        6,753,012        3,812,039

* - Due to the adoption of SFAS No. 128 concerning the computation of a basic net loss per share, the loss per share amounts reported in this Note 10 differ, in some cases, from those previously reported in Company filings with the Securities and Exchange Commission. See Note 1 for a further explanation of SFAS No. 128 and the specifics of the Company's adoption thereof.

11. SUBSEQUENT EVENT
    ----------------

On March 30, 1998, the Company and CIBA agreed to the issuance of 438,821 shares of common stock to CIBA under an amendment to the SAA. These shares comprise a portion of the Additional Shares discussed in Note 4. Concurrent with this issuance, the Company's Obligation under Strategic Alliance Agreement was reclassified to common stock and additional paid-in capital. The remaining shares of the Additional Shares to be issued in 1999 (171,713) shall still be governed by the terms of the SAA.

INDEX TO EXHIBITS

------------------------------------------------------------------------------------------
 10.10       Autonomous Technologies Corporation 1995 Stock Option Plan, as amended by the
             Board of Directors on October 14, 1997
------------------------------------------------------------------------------------------