Form 10-Q
period 1998-03-31
AUTONOMOUS TECHNOLOGIES CORP
filed 1998-05-14
CIK 899381

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

                For the transition period from __________ to __________


For the quarterly period ended  MARCH 31, 1998
                              --------------------------------------------------

Commission File Number:             0-28278
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

                                          [X] Yes     [_] No

     On April 30, 1998, there were 10,564,918 shares of the registrant's $.01 par value Common Stock outstanding.

                      AUTONOMOUS TECHNOLOGIES CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                               Index to Form 10-Q


                                                                                        PAGE
                                                                                        ----
PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements

Balance Sheets as of March 31,1998 and December 31, 1997                                  3

Statements of Operations for the three months ended March 31, 1998 and 1997,  and
    for the cumulative period from inception to March 31, 1998                            4


Statements of Cash Flows for the three months ended March 31, 1998 and 1997, and
    for the cumulative period from inception to March 31, 1998                            5


Notes to Financial Statements                                                             7

Item 2. Management's Discussion and Analysis of Financial Condition and
   Results of Operations                                                                  8

Item 3. Quantitative And Qualitative Disclosures About Market Risk                       11

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings                                                           12
Item 2.      Changes in Securities and Use of Proceeds                                   12
Item 3.      Defaults Upon Senior Securities                                             12
Item 4.      Submission of Matters to a Vote of Security Holders                         12
Item 5.      Other Information                                                           12
Item 6.      Exhibits and Reports on Form 8-K                                            12

SIGNATURES                                                                               13

                      AUTONOMOUS TECHNOLOGIES CORPORATION
                      -----------------------------------
                         (A Development Stage Company)

                                 BALANCE SHEETS
                                 --------------

                                                                                MARCH 31,         DECEMBER 31,
                                ASSETS                                            1998                1997
                                ______                                            ____                ____
                                                                              (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents                                                   $  1,471,649      $    109,245
   Investments (note 1)                                                           2,129,503         7,191,827
   Inventories, net (note 1)                                                      2,552,916         2,358,934
   Prepaid expenses and other assets                                                642,405           356,892
                                                                       --------------------------------------
        Total current assets                                                      6,796,473        10,016,898
PROPERTY AND EQUIPMENT, net                                                       1,169,406         1,155,718
LADARVISION SYSTEMS-IN-SERVICE, net                                                 589,951           400,584
ADVANCE LICENSING FEES                                                              743,322           747,470
OTHER ASSETS                                                                         66,994            95,479
                                                                       --------------------------------------
        Total assets                                                           $  9,366,146      $ 12,416,149
                                                                       ======================================

                         LIABILITIES AND STOCKHOLDERS' EQUITY
                         ------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                                            $    608,082      $    743,898
   Accrued expenses                                                               1,346,314           835,324
   Current portion of obligation under capital leases                               100,640            97,108
                                                                       --------------------------------------
        Total current liabilities                                                 2,055,036         1,676,330
OBLIGATION UNDER CAPITAL LEASES, less current portion                               156,821           185,007
OBLIGATION UNDER STRATEGIC ALLIANCE AGREEMENT                                             -         1,575,000
                                                                       --------------------------------------
        Total liabilities                                                         2,211,857         3,436,337
                                                                       --------------------------------------

STOCKHOLDERS' EQUITY:
   Undesignated series, $.01 par value; 1,000,000 shares
    authorized; 0 shares issued and outstanding at March 31,
    1998 and December 31, 1997, respectively                                           -                 -
   Common stock $.01 par value 25,000,000 shares authorized,
    10,540,056 and 9,986,755  shares issued and outstanding at March
    31, 1998 and December 31, 1997, respectively;                                   105,400            99,868
   Additional paid-in capital                                                    39,761,325        37,787,991
   Deficit accumulated during the development stage                             (32,712,436)      (28,908,047)
                                                                       --------------------------------------
        Total stockholders' equity                                                7,154,289         8,979,812
                                                                       --------------------------------------
                                                                               $  9,366,146      $ 12,416,149
                                                                       ======================================



       The accompanying notes are an integral part of these statements.

                      AUTONOMOUS TECHNOLOGIES CORPORATION
                      -----------------------------------
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                            ------------------------

                                  (UNAUDITED)



                                                       Three Months Ended
                                               -----------------------------------
                                                                                       Cumulative from
                                                                                       Inception (July
                                                   March 31,          March 31,          23, 1985) to
                                                     1998               1997            March 31, 1998
                                           --------------------------------------- -------------------
REVENUES FROM LADARVision Systems              $    59,270        $       -               $    96,335
REVENUES FROM RESEARCH GRANTS                         -                   -                 3,450,517

OPERATING EXPENSES:
  Costs of revenues- LADARVision System            167,048                -                   272,940
  Costs of revenues- research grants                  -                   -                 3,465,596
  Clinical trials                                  654,029             589,282              6,524,223
  Research and development                       1,025,623             774,049             11,333,938
  Selling and marketing                            752,247             296,041              4,207,249
  General and administrative                       615,043             509,822              6,969,914
  Other expenses                                   721,450             576,884              4,735,796
                                           ----------------------------------------------------------

OPERATING LOSS                                  (3,876,170)         (2,746,078)           (33,962,804)

OTHER INCOME (EXPENSE):
  Interest income                                   83,394             156,809              1,371,116
  Interest expense                                 (11,613)             (8,571)              (115,976)
                                           ----------------------------------------------------------

LOSS BEFORE INCOME TAXES                        (3,804,389)         (2,597,840)           (32,707,664)
INCOME TAXES                                          -                   -                     4,772
                                           ----------------------------------------------------------

NET LOSS                                       $(3,804,389)        $(2,597,840)          $(32,712,436)
                                           ==========================================================

LOSS PER SHARE:
  Basic net loss per share                          $(0.38)             $(0.38)
                                           ===================================

Weighted average common and common
  equivalent shares used in computing
  basic net loss per share                      10,039,042           6,852,814
                                           ===================================

  The accompanying notes are an integral part of these statements.

                       AUTONOMOUS TECHNOLOGIES CORPORATION
                      ------------------------------------
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                  (UNAUDITED)

                                                                           Three Months Ended
                                                                 ------------------------------------
                                                                                                            From Inception
                                                                                                          (July 23, 1985) to
                                                                      March 31,            March 31,           Mar. 31,
                                                                         1998                1997                1998
                                                                 --------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                          $(3,804,389)       $(2,597,840)        $(32,712,436)
   Adjustments to reconcile net loss to
    net cash used in operating activities:
   In-kind services provided by
    shareholder...............................................           165,399            125,001            1,306,558
   Compensation expense related to
    employee stock options....................................            46,073             48,912            1,131,526
   Compensation expense related to
    common stock placed in escrow for
    future services...........................................              -                43,779               24,050
   Convertible preferred stock issued
    for services..............................................              -                  -                 162,500
   Loss on disposal of property and equipment.................              -                  -                  85,167
   Depreciation and amortization..............................           124,801             55,469              818,660
   Changes in assets and liabilities:
    (Increase) in inventories.................................          (193,982)           (85,927)          (2,552,916)
    (Increase) in prepaid expenses
     and other assets.........................................          (257,028)          (185,215)            (709,399)
    (Increase) decrease in advance licensing fees.............             4,148               -                (743,322)
    (Decrease) increase in accounts payable...................          (135,816)          (451,252)             608,082
    Increase (decrease) in accrued expenses...................           510,990            (21,555)           1,346,314
    Increase in obligation under
     strategic alliance agreement.............................           150,000            150,000            1,725,000
                                                                --------------------------------------------------------

    Net cash used in operating activities                             (3,389,804)        (2,918,628)         (29,510,216)
                                                                ----------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures.........................................          (109,356)           (70,118)          (1,592,606)
 Investments in LADARVision Systems-in-Service................          (218,500)              -                (655,500)
 Decrease in restricted cash investment.......................              -                25,283                 -
 Investments made.............................................              -            (2,261,274)         (23,788,250)
 Investment proceeds..........................................         5,062,324          3,603,431           21,658,747
                                                                ----------------------------------------------------------

 Net cash from (used in) investing activities                          4,734,468          1,297,322           (4,377,609)
                                                                ----------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from issuance of convertible preferred stock....              -                  -               6,002,708
 Net proceeds from issuance of common stock...................              -                  -              25,995,496
 Proceeds from exercise of stock options and warrants.........            42,394             45,899              113,887
 Payment of obligations under capital leases..................           (24,654)           (13,549)            (127,617)
 Payment on note payable......................................              -               (27,418)                -
 Advance from stockholder.....................................              -                  -               1,000,000
 Proceeds from issuance of convertible note payable...........              -                  -               2,405,000
 Proceeds from long-term debt.................................              -                  -                 200,000
 Repayment of long-term debt..................................              -                  -                (200,000)

                                  (Continued)

                      AUTONOMOUS TECHNOLOGIES CORPORATION
                      -----------------------------------
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                  (Unaudited)

                                   Continued

 Other, net...................................................               -                -                (30,000)
Net cash provided by financing activities                                  17,740            4,932          35,359,474
                                                                --------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                                         1,362,404       (1,616,374)          1,471,649

CASH, beginning of period                                                 109,245        2,980,036                -
                                                                --------------------------------------------------------

CASH, end of period                                                    $1,471,649      $ 1,363,662         $ 1,471,649
                                                                ========================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
    Noncash transactions -
    Equipment acquired under
     capital leases                                                          -                -            $   206,833
    Stockholder advance converted to common stock                            -                -            $ 1,000,000
     Convertible note converted to common stock                              -                -            $ 2,405,000
     Strategic alliance obligation converted to common stock           $1,725,000             -            $ 1,725,000
    Cash transactions -
    Interest paid                                                      $    9,796      $     8,571         $    69,915

        The accompanying notes are an integral part of these statements.

                      AUTONOMOUS TECHNOLOGIES CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                 MARCH 31, 1998

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Footnotes thereto included in the Autonomous Technologies Corporation ("Company" or "Autonomous") Annual Report on Form 10-K for 1997 as filed with the Securities and Exchange Commission ("SEC") on March 31, 1998.

The Company's investments consist of U.S. Treasury and Agency securities with maturities beyond three months at the time of purchase. These investments are being accounted for as "available-for-sale securities" under Statement of Financial Accounting Standards No. 115. At March 31, 1998, the investments are stated at amounts which approximate quoted market value.

Inventories are stated at the lower of cost or market, net of a valuation allowance. Cost is determined on the first-in, first-out method. At March 31, 1998, the Company's components and purchased sub-assemblies inventory was $1,992,704 and work-in-progress LADARVision(R) Systems totaled $560,212.

Diluted net loss per share is not presented due to the anti-dilutive effect (i.e. the effect of reducing basic net loss per share) of the Company's stock options and warrants in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "EARNINGS PER SHARE."

2. ISSUANCE OF SHARES TO CIBA VISION

On March 30, 1998, the Company agreed to the issuance of 438, 821 shares of common stock to its alliance partner, CIBA Vision Group Management, Inc. ("CIBA"), under an amendment to the 1995 Strategic Alliance Agreement ("SAA"). These shares are a portion of certain additional shares ("Additional Shares") due to CIBA under provision of the SAA. Concurrent with this issuance, the Company's Obligation under Strategic Alliance Agreement of $1,725,000 was reclassified to common stock and additional paid-in capital. The remaining portion of the Additional Shares to be issued in 1999 (171,713 shares) is still governed by the terms of the original SAA.

3. NEWLY ISSUED ACCOUNTING STANDARD - COMPREHENSIVE INCOME

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income," in the first quarter of 1998. There was no impact on the March 31, 1998 financial statements as a result of the implementation of this Statement.

4. SUBSEQUENT EVENT

On April 16, 1998, the Company entered into a Convertible Preferred Stock Purchase Agreement (the "Stock Purchase Agreement") and a Registration Rights Agreement with OZ Master Fund, Ltd. (the "Investor"). The Investor is managed by the Och-Ziff Capital Management Group. Under the Stock Purchase Agreement, the Investor has agreed to purchase 500 shares of Series I Convertible Preferred

Stock (the "Preferred Stock"), with an option to purchase an additional 400 shares of Preferred Stock and a Stock Purchase Warrant for 300,000 shares of common stock (the "Option"). That is, if the Option is exercised, the Investor will purchase an additional 400 shares of Preferred Stock along with the Stock Purchase Warrant for 300,000 shares of common stock (the "Warrant") with an exercise price of 125% of the closing Nasdaq price on the date of the closing of the initial 500 shares of Preferred Stock. The purchase price for the initial 500 shares of Preferred Stock is $5,000,000, and the exercise price for the Option is $4,000,000. The closing on the purchase and sale of 500 shares of Preferred Stock is subject to a resale registration statement being declared effective by the SEC within 70 days from April 16, 1998. The resale registration statement on Form S-3 was filed with the SEC on April 29, 1998. On May 11, 1998, the SEC informed The Company that the resale registration statement would be subject to a full review. The Option has a term of 55 days following the effective date of the resale registration statement. The Preferred Stock is convertible into shares of common stock upon the election of the holder, but generally at no more than $1,150,000 per month, based on a formula whereby the conversion price is set at the time of the notice of conversion as a function of the recent trading prices of the Company's common stock. By way of example, if the entire Preferred Stock issue, including the shares (but not the warrant) included in the Option, had been converted to common in accordance with the aforementioned formula at March 31, 1998, the number of common shares that would have been issued would be approximately 1,900,000.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements containing terms such as "believes," "does not believe," "no reason to believe," "expects," "plans," "intends," "estimates," "anticipated," "or "anticipates" are considered to contain uncertainty and are forward looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of important factors that could affect the Company's results, please refer to the Overview section, the Management's Discussion and Analysis of Financial Condition and Results of Operations, and the Risk Factors section contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

The following discussion should be read in conjunction with the unaudited financial statements and notes thereto included in Part I -- Item 1 of this Quarterly Report; and in conjunction with the audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for 1997 filed with the SEC on March 31, 1998.

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

The Company is a development stage enterprise. Since inception, the Company has experienced significant operating losses, and, as of March 31, 1998, had an accumulated deficit of approximately $32.7 million. To date, the Company has had significant revenues relating only to research grants, which is an endeavor no longer pursued by the Company. Despite the fact that LADARVision System placements have begun outside the U.S., the Company anticipates that its operating losses will continue for the foreseeable future because it plans to expend substantial resources in funding clinical trials, U.S. sales and marketing activities, commercial manufacturing, and research and development. Additionally, the Company is funding, and expects to continue to fund, a legal action against a patent pooling partnership that operates in the U.S. LVC industry. The Company expects that research and development expenses will remain at relatively high levels for the foreseeable future due to continued development of the Company's LADARVision System and the development of complementary technologies such as the Company's CustomCornea project. The foregoing forward looking statements could be affected by certain risks and uncertainties, including: the ability to complete research and development projects (and register their capabilities with the FDA) that the Company judges to be necessary to be a viable competitor in the future LVC marketplace; the ongoing results from past and future clinical trials; the U.S. market acceptance of the LADARVision System; the ability of the Company to demonstrate the adequacy of its adherence to the Quality System Regulations ("QSR") to achieve PMA approval; the ability of the Company to ramp up production to adequate levels to meet demand and generate net revenues to cover the overhead of the business; and the ability of the Company to operate commercially in the U.S. LVC marketplace in scenarios that include either the continued operation of the aforementioned patent pooling partnership or its dissolution by operation of law or otherwise.

RESULTS OF OPERATIONS

Operating Expenses

Clinical trials expenses were $654,029 and $589,282 in the quarters ended March
------------------------
31, 1998 and 1997, respectively.   The increase of 11% is attributable to the
increase of staff in the clinical function. The Company's clinical trial expenses are expected to continue to increase as the Company expands its work toward other clinical indications such as higher levels of myopia and astigmatism, hyperopia and begins it's CustomCornea clinical trials in 1998. A clinical training organization for commercial site training will also be an additional expense in 1998. Additionally, the cost of the compliance organization grouped here will also increase as the full impact of operating under FDA, QSR and ISO9001 regulations is felt in a commercial setting.

Research and development expenses were $1,025,623 and $774,049 in the quarters
---------------------------------
ended March 31, 1998 and 1997, respectively. The increase of 33% is due to an increase in R&D materials usage and materials obsolescence and the fact that research and development staffing has been increased since first quarter 1997, primarily to add systems integration and other engineers for continued LADARVision System improvements. R&D expense reflects true research and engineering costs since the production organization is now charged to either the product or other expenses.

Selling and marketing expenses were $752,247 and $296,041 in the quarters ended
------------------------------
March 31, 1998 and 1997, respectively. The 154% increase in expenses for sales and marketing include accruals for concluding the Company's obligations to its former sales and marketing consultant as described on page 48 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The Company expects to increase staff and activities significantly to address the U.S. market upon achieving its initial PMA on the LADARVision System from the FDA. CIBA in-kind services reached $165,359 for the first quarter of 1998. In June 1998, the CIBA in-kind services agreement will expire and some of those costs will be borne by the Company on a cash expenditure basis.

General and administrative expenses were $615,043 and $509,822 in the quarters
-----------------------------------
ended March 31, 1998 and 1997, respectively. This increase of 21% was due largely to increased costs of the Company's new office and plant facilities. The Company's move more than doubled its occupied square footage in the second quarter of 1997. It is anticipated that general and administrative expenses will increase at a slower rate in the future.

Other expenses were $721,450 and $576,884 in the quarters ended March 31, 1998
--------------
and 1997, respectively. There are three major components of this expense category:

1) An accrual which is being made for the remaining 171,713 shares that may be issuable to CIBA Vision in May 1999 under the terms of the 1995 Strategic Alliance Agreement. The shares are to be issued unless certain requirements, relating to the accumulated 6% commission on revenues the Company will pay to CIBA Vision, are satisfied. The Company anticipates that the shares will be issued in May 1999. The balance sheet accrual at March 31, 1998, was reduced to zero in accordance with an agreement to issue some of the CIBA 1999 shares. See the Company's Annual Report on Form 10-K for December 31, 1997, page 47.

2) Legal expenses that relate to the Company's pursuit, beginning in the latter half of 1996, of legal actions having to do with alleged infringement, unenforceability and invalidity of certain LVC patents held in various jurisdictions by other participants in the LVC industry. In the first quarter of 1997, two of the three suits were settled. The Company is still pursuing, as the plaintiff, one remaining case in the U.S. The legal expenses will be unpredictable as to their size and timing due to various phases that the trial may proceed through. There can be no assurance that the continued pursuit of this remaining case will result in any change in commercial terms for the Company's LADARVision System in the U.S. Further, there can be no assurances that other legal matters will not be opened that the Company cannot presently foresee.

3) The Company's production organization is not yet producing units as efficiently as will be required to be in commercial production. The unabsorbed labor and overhead costs still being incurred have been charged to other expense since the Company has not yet reached a continuous production state. It is expected that such unabsorbed labor and overhead will continue to be charged here for a part of 1998 until such time as production rates increase to match the size of the production organization. The Company has experienced delays in manufacturing and placing commercial systems while it resolves quality system matters and implements engineering changes.

Interest income and interest expense

Interest income was $83,394 and $156,809 in the quarters ended March 31, 1998 and 1997, respectively. The 47% decrease in the quarters is due to lower average cash and investment balances in the 1998 quarter as compared to the 1997 quarter. In the 1998 and 1997 quarters, the Company's cash and investments balance averaged approximately $4.15 million and $8.34 million, respectively. Interest expense was $11,613 and $8,571 in the quarters ended March 31, 1998 and
1997, respectively.   This increase in interest expense is due primarily to the
occurrence of capital lease obligations for systems furniture for the Company's new facility.

Operating and Net Losses

The net effect of the foregoing expense items was that the Company's operating loss increased to $3,876,170, or by 41%, in the quarter ended March 31, 1998, from $2,746,078 in the quarter ended March 31, 1997. The Company's net loss increased to $3,804,389 or by 46%, in the quarter ended March 31, 1998, from $2,597,840 in the quarter ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents and available-for-sale investments were $3,601,152 at March 31, 1998 and $7,301,072 at December 31, 1997. The company used cash of $3,389,804 to support operations and $109,356 for capital expenditures during the quarter ended March 31, 1998. With the prospective addition of approximately $8.7 million, net of expenses, assuming exercise of the option (see note 4 in the Notes to the Unaudited Financial Statements), the Company's cash resources will be sufficient to fund operations until late in 1998. The Company anticipates seeking additional equity financing before that time.

The Company's common stock is quoted on NASDAQ under the symbol "ATCI."

STATUS OF FDA APPROVAL PROCESS

In February 1998, the FDA's Ophthalmic Devices Advisory Panel unanimously recommended approval of the LADARVision system within certain parameters. In the ordinary course, the FDA follows a panel's recommendation and grants the PMA after product labeling is established and an audit finds that the manufacturer is in compliance with the FDA Quality System Regulations (QSR). The Company had an initial audit for compliance with the QSR in January 1998. Various deficiencies were noted, and the Company has submitted data it believes supports that it has corrected the identified deficiencies. The Company had anticipated a re-audit on May 11, 1998; however, because the Company had not completed all of the QSR process validation procedures, the audit was postponed to a later, undetermined date. The Company believes that the process validation procedures will be completed in less than three months.

YEAR 2000 COMPUTER PROGRAMMING

The Company believes that its network programs as well as its LADAR Vision System software are fully Year 2000 compliant. In early 1998, the Company's accounting and MRP software vendor produced, and the Company installed, a Year 2000-specific update.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NOT APPLICABLE.

PART II -- OTHER INFORMATION         AUTONOMOUS TECHNOLOGIES CORPORATION
                                     -----------------------------------

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Reports on Form 8-K

(a) Report on Form 8-K filed April 27, 1998. The Company filed this Form 8-K to report that it had entered into a Convertible Stock Purchase Agreement and a Registration Rights Agreement with OZ Master Fund, Ltd. OZ Master Fund, Ltd. is managed by Och-Ziff Capital Management Group. Attached to the Form 8-K as Exhibits were four related agreement documents. On April 29, 1998, the Company filed a registration statement on Form S-3 for the shares that OZ Master Fund, Ltd. has the right to acquire upon conversion of the Convertible Preferred Stock and the exercise of a related stock purchase warrant.


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

                                             AUTONOMOUS TECHNOLOGIES CORPORATION

May 14, 1998

                                                 By:          /s/ Monty K. Allen
                                                    ----------------------------

                                                                  Monty K. Allen
                                      Vice President and Chief Financial Officer
                      (Principal Financial Officer and Chief Accounting Officer)