Form 10-K405/A
period 1997-12-31
AUTONOMOUS TECHNOLOGIES CORP
filed 1998-06-17
CIK 899381

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                        FORM 10-K/AMENDMENT NO. 1

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


During 1996, the Company licensed from IBM rights to its patents related to ultraviolet laser ablation of biological material. In 1997, IBM sold certain patent property to Lasersight, Inc., which also makes LVC equipment. The Company has been informed by IBM that while the patent and certain licenses thereto are to be included in the sale to Lasersight, Inc., the Autonomous license is still owned by IBM. Under the terms of the license with IBM, the Company has an automatic right of renewal in 2000 for another four year term, subject to a fixed limit increase in the royalty rates thereafter. Upon expiration of the second four year license term, the IBM patents will have expired.

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


During 1997, the Company settled two other suits, both with VISX (in the High Court of Justice, Chancery Division of the Patents Court in London, England against the Company and Laservision Centers, Inc. and in Federal Court of Canada, Trial Division - Court File No. T-2358-96). In the settlement, the Company obtained a worldwide license on certain patents with an obligation to pay a reasonable one-time royalty on the sale or initial placement of each system outside the United States (rather than or each use of the system). The Company does not believe the royalty will be a material expense in its future operations.

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
                                                                    ===========


The cash expenditure for operations of over $25 million dollars in the last five fiscal years has been used to develop the LADARVision System and its enabling technologies as applied to LVC, to fund clinical investigation, to build company infrastructure and systems and to build production capacity and to commence early sales and marketing efforts toward non-U.S. markets. As the Company continues to conduct clinical investigations aimed at adding additional indications to the expected FDA PMA approval, more fully develop a sales and marketing capability, and increase commercial production of the LADARVision System, it is expected that additional losses will be incurred that will require substantial funding by equity or debt placements, or both. The Company believes that its cash resources in excess of $7 million at December 31, 1997, will be sufficient to fund operations and continued development into the second quarter of 1998. As a result of the need to procure financing for operations during 1998, the Company has commenced efforts in the first quarter of 1998 to raise additional funds for operations for the balance of 1998 and into 1999. The Company believes it has made sufficient progress in compiling clinical evidence of LADARVision System safety and efficacy, in moving through the attendant regulatory processes, and in readying the LADARVision System for commercial launch to warrant the type of additional investment that would constitute this 1998 funding (see "1998 Financings" below). During the latter half of 1996 and continuing into 1997, however, the LVC industry saw its equity market valuations come under intense pressure by the investment community due to questions raised about the speed of development of patient demand. To date, with the exception of one LVC firm, those valuations have not recovered to and do not appear likely to recover to their highs of early 1996. As a result, the equity environment for LVC companies and for small cap and development stage companies is not as favorable for the Company as it was in the first half of 1996 (the time of the

Company's initial pubic offering) and there can be no assurances that the Company will be able to raise funds at all or of sufficient amount to fund operations for a sufficiently lengthy period to enable a meaningful U.S. launch. Additionally, should the Company be successful in raising adequate funds in 1998 to fund operations for a reasonable period thereafter, it may be on terms that may cause dilution for current stockholders.

At December 31, 1997, the Company's long-term obligations consisted of its accrual of $1,575,000 for future share issuance to CIBA which is not expected to be settled in cash (See "Item 13. - Certain Relationships and Related Transactions"), and approximately $185,000 of obligation remaining under capitalized lease obligations.


1998 Financings
---------------

Private Placement of Common Stock. On June 2, 1998, the Company completed a private placement with four European investors of 600,573 shares of the Company's common stock at a price of $5,166 per share. The Company estimates the net proceeds from this sale to be $2,884,000. The Company is obligated to file a resale registration statement on Form S-3 on behalf of the European investors.

Private Placement of Series I Convertible Preferred Stock. On April 16, 1998, the Company completed a private placement with an investor of a newly designated Series I Convertible Preferred Stock (the "Preferred Stock"). The sale of the Preferred Stock was for 500 shares at a price of $10,000 per share, with an option to purchase 400 additional shares of Preferred Stock at the same price per share (the "Option"). The Option is exercisable 55 days after the funding of the sale of the 500 shares of Preferred Stock, which is subject to the effectiveness of a registration statement on Form S-3 which is currently undergoing review by the Securities and Exchange Commission. Should the Option be exercised, the investor will receive a warrant for 300,000 shares of Common Stock (the "Warrant"). The shares of Preferred Stock are convertible into a maximum of 2,261,597 shares of the Company's common stock based upon a conversion formula and with monthly maximum allowable amounts of such conversion. This formula is based on 90% of the average lowest trade price for the five trading days prior to conversion. The estimated net proceeds from the sale of the Preferred Stock, assuming the investor exercises the Option, but not including the Warrant, is $8,670,000.

These two private placement transactions in the first half of 1998 will yield the Company potential net proceeds of approximately $11.5 million. The Company believes that these proceeds, along with existing cash resources of the Company, will be sufficient to fund operations, including preparation for its anticipated U.S. product introduction, through the end of 1998. There can, however, be no assurances that the Option will be exercised since that event is solely at the choice of the investor. Should the Option not be exercised, the Company will be seeking additional financing to fund early in the fourth quarter of 1998.

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

June 2, 1998

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

                      AUTONOMOUS TECHNOLOGIES CORPORATION
                      -----------------------------------
                         (A Development Stage Company)

                           STATEMENTS OF CASH FLOWS
                           ------------------------
                                  (continued)


                                                                                                             Cumulative from
                                                                                                                Inception
                                                                                              Nine Months    (July 23, 1985)
                                                               Year Ended      Year Ended        Ended             to
                                                              December 31,    December 31,    December 31,     December 31,
                                                                 1997             1996            1995            1997
                                                             -------------    ------------    ------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of convertible
   preferred stock                                                      -         2,181,500       1,081,673        6,002,708
  Net proceeds from issuance of common stock                     8,014,996       17,893,000              -        25,995,496
  Proceeds from exercise of stock options and
   warrants                                                         63,311            8,182              -            71,493
  Payment of obligations under capital leases                      (73,393)         (28,557)         (1,013)        (102,963)
  Net proceeds from (payments of) note payable                    (151,299)         151,299              -                -
  Advance from stockholder                                              -                -        1,000,000        1,000,000
  Proceeds from issuance of convertible note payable                    -                -               -         2,405,000
  Proceeds from long-term debt                                          -                -               -           200,000
  Repayment of long-term debt                                           -                -               -          (200,000)
  Other, net                                                            -                -               -           (30,000)
                                                             -------------     ------------    ------------    -------------
           Net cash provided by financing activities             7,853,615       20,205,424       2,080,660       35,341,734
                                                             -------------     ------------    ------------    -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            (2,870,791)       2,487,710        (483,102)         109,245

CASH AND CASH EQUIVALENTS, beginning of year                     2,980,036          492,326         975,428               -
                                                             -------------     ------------    ------------    -------------

CASH AND CASH EQUIVALENTS, end of year                       $     109,245     $  2,980,036     $   492,326     $    109,245
                                                             =============     ============     ===========     ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash transactions-
     Interest paid                                           $      36,518     $     22,057     $     2,120     $     95,836
  Non-cash transactions-
     Property and equipment purchases subject to
      capital lease obligations                              $     178,246     $    178,519     $    28,314     $    385,079
     Advance from stockholder converted to common
      stock                                                  $          -      $  1,000,000     $        -      $  1,000,000
     Convertible note converted to common stock              $          -      $  2,405,000     $        -      $  2,405,000


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

11. SUBSEQUENT EVENTS
    -----------------

CIBA Strategic Alliance Agreement - Additional Shares
-----------------------------------------------------

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

Proposed Sale of Convertible Preferred Stock
--------------------------------------------

On April 16, 1998, the Company entered into a Convertible Preferred Stock Purchase Agreement and certain other related documents with an investor, including a Stock Purchase Warrant Agreement, relating to the sale by the Company of 500 shares of a newly designated Series I Convertible Preferred Stock ("Preferred Stock") and an option for the investor to purchase an additional 400 of such shares. The purchase price of the Preferred Stock is $10,000 per share, for a total initial purchase price of $5,000,000 with the option shares having a purchase price of $4,000,000. The option must be exercised within 55 days of the initial closing.

The Preferred Stock is convertible into common stock from time to time, but generally on a schedule of 115 shares per month, at a price ten percent less than the average of the prior five days low trading prices of the Company's common stock on the Nasdaq National Market. In no case is the entire issue of the Preferred Stock convertible into more than 2,261,597 shares of common stock. Should operation of the aforementioned formula result in the issuance of the maximum number of shares without full conversion of the Preferred Stock, the Company will be required to redeem the remainder in cash at 110% of the purchase price of the remaining Preferred Stock.

The Stock Purchase Warrant ("Warrant") shall be issued upon the purchaser's exercise of the option for 400 shares of the Preferred Stock and shall be for 300,000 shares of common stock at an exercise price of 125% of the price of the Company's common stock at the time of the initial closing. The Warrant shall have a term of 2 years.

The Preferred Stock is generally non-voting, is senior in liquidation preference to the Company's common stock and to any other preferred stock so long as it shall remain outstanding, and imposes certain limitations on the Company's operations until such time as a substantial amount of the Preferred Stock has been converted into common stock or 300 days from the initial closing, which ever occurs first.

The initial closing on the Preferred Stock shall occur upon the declaration by the U.S. Securities Exchange Commission on effectiveness of a resale registration statement on Form S-3, which the Company filed during April 1998.

Sale of Common Stock
--------------------

On May 26, 1998, the Company completed a private placement of 600,573 shares of unregistered common stock for $5.166 per share to four European investors, with funding completed on June 2, 1998. The Company estimates the net proceeds of this sale to be $2,884,000. The Company expects to file a registration statement on Form S-3 on behalf of these investors covering the resale of the shares of common stock in the near future.

INDEX TO EXHIBITS

------------------------------------------------------------------------------------------
 10.10       Autonomous Technologies Corporation 1995 Stock Option Plan, as amended by the
             Board of Directors on October 14, 1997
------------------------------------------------------------------------------------------