Form 10-Q
period 1998-06-30
AUTONOMOUS TECHNOLOGIES CORP
filed 1998-08-12
CIK 899381

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

                For the transition period from __________ to __________


For the quarterly period ended  JUNE 30, 1998
                                -------------

Commission File Number:             000-28278
                                    ---------


                      AUTONOMOUS TECHNOLOGIES CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             FLORIDA                                    59-2554729
-------------------------------            -----------------------------------
(State or other Jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


                  2800 DISCOVERY DRIVE, ORLANDO, FLORIDA  32826
              ---------------------------------------------------
              (Address of principal executive offices)  (Zip Code)


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

                                          [X] Yes     [ ] No

  On July 31, 1998, there were 11,315,991 shares of the registrant's $.01 par value Common Stock outstanding.

                      AUTONOMOUS TECHNOLOGIES CORPORATION
                         (A Development Stage Company)

                               Index to Form 10-Q


                                                                                     PAGE
                                                                                    -------
PART I.      FINANCIAL INFORMATION

Item 1.      Consolidated Financial Statements

Balance Sheets as of June 30, 1998, and December 31, 1997                                 3

Statements of Operations for the three months ended June 30, 1998 and 1997, for
 the six months ended June 30, 1998 and 1997, and for the cumulative period from          4
 inception to June 30, 1998


Statements of Cash Flows for the six months ended June 30, 1998 and 1997, and for
 the cumulative period from inception to June 30, 1998                                    5


Notes to Consolidated Financial Statements                                                7

Item 2. Management's Discussion and Analysis of Consolidated Financial Condition
 and Results of Operations                                                                9

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings                                                           12
Item 2.      Changes in Securities                                                       12
Item 3.      Defaults Upon Senior Securities                                             12
Item 4.      Submission of Matters to a Vote of Security Holders                         12
Item 5.      Other Information                                                           13
Item 6.      Exhibits and Reports on Form 8-K                                            13

SIGNATURES                                                                               14

                      AUTONOMOUS TECHNOLOGIES CORPORATION
                      -----------------------------------
                         (A Development Stage Company)

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                                                                              June 30,          December 31,
                                ASSETS                                          1998                1997
                                ------                                   -------------------  ----------------
                                                                             (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                                   $  2,086,675      $    109,245
    Investments (note 1)                                                                  -         7,191,827
   Inventories (note 1)                                                           3,346,691         2,358,934
   Prepaid expenses and other assets                                                199,020           356,892
                                                                       --------------------------------------
          Total current assets                                                    5,632,386        10,016,898
PROPERTY AND EQUIPMENT, net                                                       1,336,871         1,155,718
LADARVision SYSTEMS-IN-SERVICE, net                                                 378,734           400,584
ADVANCE LICENSING FEES                                                              741,665           747,470
OTHER ASSETS                                                                         53,494            95,479
          Total assets                                                         $  8,143,150      $ 12,416,149
                                                                       ======================================

                         LIABILITIES AND STOCKHOLDERS' EQUITY
                         ------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                                                 235,731           743,898
   Accrued expenses                                                                 960,337           835,324
   Current portion of obligation under capital leases                               103,776            97,108
                                                                       --------------------------------------
        Total current liabilities                                                 1,299,844         1,676,330
OBLIGATION UNDER CAPITAL LEASES, less current portion                               132,535           185,007
OBLIGATION UNDER STRATEGIC ALLIANCE AGREEMENT                                       150,000         1,575,000
        Total liabilities                                                         1,582,379         3,436,337
                                                                       --------------------------------------

STOCKHOLDERS' EQUITY:
   Common stock $.01 par value 25,000,000 and 15,000,000 shares authorized at June 30, 1998 and December 31, 1997, respectively;
    11,311,491 and 9,986,755 shares issued and outstanding at June 30,
    1998 and December 31, 1997, respectively
                                                                                    113,115            99,868
   Additional paid--in capital                                                   43,328,710        37,787,991
   Deficit accumulated during the development stage                             (36,881,054)      (28,908,047)
                                                                       --------------------------------------
        Total stockholders' equity                                                6,560,771         8,979,812
                                                                               $  8,143,150      $ 12,416,149
                                                                       ======================================

     The accompanying notes are an integral part of these balance sheets.

                      AUTONOMOUS TECHNOLOGIES CORPORATION
                      -----------------------------------
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

                                  (UNAUDITED)

                                             Three Months Ended                   Six Months Ended
                                      -------------------------------     -------------------------------
                                                                                                              Cumulative from
                                                                                                              Inception (July
                                                                                                             23, 1985) to June
                                      June 30, 1998     June 30, 1997     June 30, 1998     June 30, 1997         30, 1998
                                      -------------     -------------     -------------     -------------    -----------------
REVENUES FROM LADARVision Systems        $    45,125   $             -       $   104,395   $             -        $    141,460
REVENUES FROM RESEARCH GRANTS                      -                 -                 -                 -           3,450,517



OPERATING EXPENSES:
  Costs of revenues - LADARVision                                    -                                   -
  systems                                     86,021                 -           253,069                 -             358,961
  Costs of revenue - research
   grants                                          -                 -                 -                 -           3,465,596
  Clinical trials                            741,199           853,820         1,395,228         1,443,102           7,265,422
  Unabsorbed production costs                828,648                 -         1,316,123                 -           2,074,924
  Research and development                 1,038,426           895,249         2,064,049         1,669,298          12,372,364
  Selling and marketing                      538,373           318,554         1,290,620           614,595           4,745,622
  General and administrative                 573,092           618,863         1,188,135         1,128,685           7,543,006
  Other expenses                             440,490           509,982           674,465         1,086,866           3,930,010
                                   -------------------------------------------------------------------------------------------

OPERATING LOSS                            (4,201,124)       (3,196,468)       (8,077,294)       (5,942,546)        (38,163,928)

OTHER INCOME (EXPENSE):
  Interest income                             43,201           114,417           126,595           271,226           1,414,317
  Interest expense                           (10,695)           (9,281)          (22,308)          (17,852)           (126,671)
                                   -------------------------------------------------------------------------------------------

LOSS BEFORE INCOME TAXES                  (4,168,618)       (3,091,332)       (7,973,007)       (5,689,172)        (36,876,282)
INCOME TAXES                                       -                 -                 -                 -               4,772
                                   -------------------------------------------------------------------------------------------

NET LOSS                                 $(4,168,618)      $(3,091,332)      $(7,973,007)      $(5,689,172)       $(36,881,054)
                                   ===========================================================================================

LOSS PER SHARE:
   Basic net loss per share                   $(0.39)           $(0.45)           $(0.79)           $(0.83)
                                   =======================================================================

Weighted average common and common
  equivalent shares used in
   computing basic net loss per share     10,684,254         6,888,689        10,150,557         6,860,152
                                   =======================================================================

  The accompanying notes are an integral part of these statements.

                       AUTONOMOUS TECHNOLOGIES CORPORATION
                      ------------------------------------
                         (A Development Stage Company)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)

                                                                   Six Months Ended
                                                        --------------------------------------
                                                                                                 From Inception (July
                                                                                                 23, 1985) to June 30,
                                                           June 30, 1998      June 30, 1997              1998
                                                        --------------------------------------  ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                    $(7,973,007)        $(5,689,172)            $(36,881,054)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
   In-kind services provided by
    shareholder                                                   288,633             243,066                1,429,792
   Compensation expense related to
    employee stock options                                         90,440             133,832                1,175,893
   Compensation expense related to
    common stock placed in escrow for
    future services                                                     -              37,567                   24,050
   Convertible preferred stock issued
    for services                                                        -                   -                  162,500
   Loss on disposal of property and equipment                     180,965                   -                  266,132
   Depreciation and amortization                                  268,508             116,179                  962,367
   Changes in assets and liabilities:
    (Increase) in inventories                                    (987,757)           (526,285)              (3,346,691)
    (Increase) decrease in prepaid expenses
     and other assets                                             199,857            (222,651)                (252,514)
    (Increase) decrease in advance licensing fees                   5,805                   -                 (741,665)
    (Decrease) increase in accounts payable                      (508,167)           (532,725)                 235,731
    Increase in accrued expenses                                  125,013             623,706                  960,337
    Increase in obligation under
     strategic alliance agreement                                 300,000             300,000                1,875,000
                                                              -----------         -----------             ------------

    Net cash used in operating activities                      (8,009,710)         (5,516,483)             (34,130,122)
                                                              -----------         -----------             ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                            (390,276)           (402,798)              (1,873,526)
 Investments in LADARVision Systems-in-Service                   (218,500)                  -                 (655,500)
 Decrease in restricted cash investment                                 -              25,283                        -
 Investments made                                                       -          (2,261,274)             (23,788,250)
 Investment proceeds                                            7,191,827           5,919,580               23,788,250
                                                              -----------         -----------             ------------

 Net cash provided by (used in) investing activities            6,583,051           3,280,791               (2,529,026)
                                                              -----------         -----------             ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from issuance of
  convertible preferred stock                                           -                   -                6,002,708
 Proceeds from issuance of common
  stock, net of issuance costs                                  2,904,395           3,889,997               28,899,891
 Proceeds from exercise of stock options and warrants             545,498              58,186                  616,991
 Payments of obligations under capital leases                     (45,804)              6,786                 (148,767)
 Payments of note payable                                               -             (40,254)                       -
 Advance from stockholder                                               -                   -                1,000,000
 Proceeds from issuance of convertible
  note payable                                                          -                   -                2,405,000
 Proceeds from long-term debt                                           -                   -                  200,000
 Repayment of long-term debt                                            -                   -                 (200,000)

                      AUTONOMOUS TECHNOLOGIES CORPORATION
                      -----------------------------------
                         (A Development Stage Company)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------
                                  (Unaudited)

                                   Continued

                                                                     Six Months Ended
                                                            -----------------------------------
                                                                                                   From Inception
                                                                                                 (July 23, 1985) to
                                                              June 30, 1998    June 30, 1997       June 30, 1998
                                                            -----------------------------------  --------------------
 Other, net                                                                -                 -              (30,000)
                                                                  ----------        ----------          -----------
Net cash provided by financing
    activities                                                     3,404,089         3,914,715           38,745,823
                                                                  ----------        ----------          -----------



NET INCREASE IN CASH                                               1,977,430         1,679,023            2,086,675

CASH AND CASH EQUIVALENTS, beginning of period                       109,245         2,980,036                    -
                                                                  ----------        ----------          -----------

CASH AND CASH EQUIVALENTS, end of period                          $2,086,675        $4,659,059          $ 2,086,675
                                                                  ==========        ==========          ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
  Noncash transactions -
    Equipment acquired under
      capital leases                                                       -        $  154,009          $   206,833
    Stockholder advance converted to common stock                          -                 -          $ 1,000,000
    Convertible note converted to common stock                             -                 -          $ 2,405,000
    Strategic alliance obligation converted to common stock       $1,725,000                 -          $ 1,725,000
 Cash transactions -
   Interest paid                                                  $   19,692        $   17,853          $    89,607

  The accompanying notes are an integral part of these statements.

                      AUTONOMOUS TECHNOLOGIES CORPORATION
                         (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

                                 JUNE 30, 1998

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. Operating results for the three month or six month periods ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Footnotes thereto included in the Autonomous Technologies Corporation ("Company") Annual Report on Form 10-K as filed with the Securities and Exchange Commission ("SEC") on March 31, 1998, and as amended on June 17, 1998.

The Company formed a wholly-owned subsidiary in May, 1998, to facilitate the conduct of its business in non-U.S. markets. The accounts of this subsidiary, Autonomous International Corporation, are consolidated for presentation in these financial statements at June 30, 1998 and for the period since formation of the subsidiary to June 30, 1998.

Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out method. At June 30, 1998, the Company's components and purchased sub-assemblies inventory was $2,575,357 and work-in-progress LADARVision Systems totaled $771,334.

Diluted loss per common share is not presented due to the anti-dilutive effect (i.e. the effect of reducing loss per share) of the Company's stock options and warrants in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share."

2.  SALE OF SECURITIES

PRIVATE PLACEMENT OF COMMON STOCK. On May 26, 1998, the Company completed a private placement of 600,573 shares of unregistered Common Stock for $5.166 per share to four European investors. The Common Stock was sold pursuant to an exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(2) thereof. EVEREN Securities, Inc. acted as placement agent for this sale and was paid a commission of 6% of the gross proceeds. The Company estimates the final net proceeds of this sale to be $2,884,000. The Company will use the proceeds from the sale of the Common Stock to fund operating expenses and working capital. The Company expects to file a Registration Statement on Form S-3 on behalf of the European investors covering the resale of the shares of Common Stock within 10 days of the effectiveness of the Registration Statement described in the following paragraph. This sale of Common Stock was funded to the Company at the date of the accompanying financial statements.

PRIVATE PLACEMENT OF SERIES I CONVERTIBLE PREFERRED STOCK. On April 16, 1998, the Company completed a private placement with OZ Master Fund, Ltd. (the "Investor"). The private placement was of 500 shares of the Company's newly created Series I Convertible Preferred Stock (the "Initial Shares"), with an option to purchase 400 shares of Series I Convertible Preferred Stock and a stock purchase warrant for 300,000 shares of Common Stock (the "Warrant") (the 400 shares and the Warrant collectively, the "Option"). The price of each share of Series I Convertible Preferred Stock is $10,000. The Initial Shares are convertible, subject to a pricing formula to be invoked upon each periodic conversion, into a maximum of 1,750,000 shares of the Company's Common Stock (the "Initial Maximum Shares"). In the event the Option is exercised, the Initial Shares and the 400 shares of Series I Convertible Preferred Stock (the "Option Shares"), together, may be converted into an aggregate maximum of 2,263,197 shares of Common Stock. The Initial Shares and Option Shares are convertible into shares of Common Stock upon the election of the Investor, at no more than $1,150,000 per month, based on 90% of the average trading price of the

Company's Common Stock.

The Option, if exercised by the Investor, must be exercised by November 10, 1998. The Company anticipates using the proceeds from the sale of the Series I Convertible Preferred Stock to fund operating expenses and working capital. The Series I Convertible Preferred Stock and Option were sold to the Investor pursuant to an exemption from the registration requirements of the Securities Act provided by Section 4(2) thereof. The Company agreed to file a Registration Statement on Form S-3 on behalf of the Investor covering the resale of the Initial Maximum Shares and a separate Form S-3 for the shares of Common Stock into which the Option Shares are convertible and the shares of Common Stock underlying the Warrant, if the Option is exercised. Due to a full review of the Registration Statement, this sale of Series I Convertible Preferred Stock was not funded to the Company on the date of the accompanying financial statements and the Series I Convertible Preferred Stock is therefore not shown as outstanding in the accompanying financial statements.

The Registration Statement was declared effective by the SEC on August 6, 1998 and the closing of the Initial Shares occurred on August 7, 1998.

3. ACCOUNTING FOR CONVERTIBLE PREFERRED STOCK WITH CONVERSION AT DISCOUNT TO MARKET

Various pronouncements, including provisions of Regulation S-X and certain SEC Staff Accounting Bulletins, govern the accounting for a convertible preferred stock issue with a conversion feature calculated at a discount from the market price of the underlying common stock (see Note 2, "Sale Of Securities - Private Placement of Series I Convertible Preferred Stock"). Under these pronouncements, the Company intends to account for the aggregate estimated discount from the conversions as a preferred stock dividend in the Company's Consolidated Statement of Operations. This accounting treatment shall take into account the earliest schedule upon which the conversions can occur and allocate the aggregate estimated discount to the periods for which those scheduled shares of convertible preferred stock are outstanding. This accounting treatment will begin in August 1998 with the issuance of the aforementioned Initial Shares.

4.  NEWLY ISSUED ACCOUNTING STANDARD - COMPREHENSIVE INCOME

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income," in the first quarter of 1998. There was no impact on the June 30, 1998 financial statements as a result of the implementation of this Statement.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements containing terms such as "believes," "does not believe," "no reason to believe," "expects," "plans," "intends," "estimates," "anticipated," or "anticipates" are considered to contain uncertainty and are forward looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of important factors that could affect the Company's results, please refer to the Overview section, the Management's Discussion and Analysis of Financial Condition and Results of Operations, and the Risk Factors section contained in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1997.

The following discussion should be read in conjunction with the unaudited financial statements and notes thereto included in Part I -- Item 1 of this Quarterly Report; and in conjunction with the audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K filed with the SEC on March 31, 1998, and as amended on June 17, 1998.

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

The Company is a development stage enterprise. Since inception, the Company has experienced significant operating losses, and, as of June 30, 1998, had an accumulated deficit of approximately $37.0 million. To date, the Company has had significant revenues relating only to research grants, which is an endeavor no longer pursued by the Company. Despite the fact that LADARVision Systems placements have begun outside the U.S., the Company anticipates that its operating losses will continue for the foreseeable future because it plans to expend substantial resources in funding clinical trials, U.S. sales and marketing activities, commercial manufacturing, and research and development. Additionally, the Company is funding, and expects to continue to fund, a legal action against successors to a patent pooling partnership that operated from 1992 until June, 1998, in the U.S. LVC industry. The Company expects that research and development expenses will remain at relatively high levels for the foreseeable future due to continued development of the Company's CustomCornea project. The foregoing forward looking statements could be affected by certain risks and uncertainties, including: the ability to complete research and development projects (and register their capabilities with the FDA) that the Company judges to be necessary to be a viable competitor in the future LVC marketplace; the ongoing results from past and future clinical trials; the U.S. market acceptance of the LADARVision System; the ability of the Company to demonstrate the adequacy of its adherence to the Quality System Regulations ("QSR") to achieve PMA approval; the ability of the Company to increase production to adequate levels to meet demand and generate net revenues to cover the overhead of the business; and the ability of the Company to operate commercially in the U.S. LVC marketplace in the post-patent pooling partnership environment.

RESULTS OF OPERATIONS

Operating Expenses

Clinical trials expenses were $741,199 and $853,820 in the quarters ended June 30, 1998 and 1997, respectively. Clinical trials expenses were $1,395,228 and $1,443,102 in the six months ended June 30, 1998 and 1997, respectively. These expenses decreased 13% and 3% in the quarters and six months, respectively, due to the Company's near finalization of its myopia/astigmatism PRK
clinical trial expenses.   The Company's clinical trial expenses are expected to
increase as the Company expands its work toward other clinical indications such as higher levels of myopia and astigmatism, hyperopia, LASIK and begins it's CustomCornea clinical trials in 1998. Additionally, the cost of the compliance organization grouped here for financial reporting purposes will also increase as the full impact of operating under FDA, QSR and ISO9001 regulations is felt in a commercial setting.

Unabsorbed production costs were $828,648 and $0 in the quarters ended June 30, 1998 and 1997, respectively. Unabsorbed production costs were $1,316,123 and $0 in the six months ended June 30, 1998 and 1997, respectively. Until the third quarter of 1997, when the first foreign commercial placements were made, the cost of the production organization was charged to research and development. Subsequently, the production organization expenses not absorbed by limited production were presented in Other Expenses. As the size and cost of the production organization has grown, these costs have been presented separately herein. Such costs in prior periods have been reclassified to conform to this presentation. The unabsorbed labor and overhead costs of the production organization will be presented here into 1999 until such time as the Company reaches a continuous production state, which is expected several months after receiving the expected PMA. The Company has experienced delays in manufacturing and placing commercial systems while it resolves quality system matters and implements engineering changes to meet new FDA inspection criteria in order to receive its PMA.

Research and development expenses were $1,038,426 and $895,249 in the quarters ended June 30, 1998 and 1997, respectively. Research and development expenses were $2,064,049 and $1,669,298 in the six months ended June 30, 1998 and 1997, respectively. These increases of 16% and 24% in the quarters and six months, respectively, are due to (a) research and development staffing increases in 1998, primarily to add engineering management and certain other engineer specialists for continued LADARVision System improvements, and (b) for engineering contracts to outside parties and consultants in order to facilitate the continuance of the Company's outsourcing strategy in manufacturing. Research and development expenses are not expected to increase substantially in the future.

Selling and marketing expenses were $538,373 and $318,554 in the quarters ended June 30, 1998 and 1997, respectively. Selling and marketing expenses were $1,290,620 and $614,595 in the six months ended June 30, 1998 and 1997, respectively. These increases of 69% and 110% in the quarters and six months, respectively, are due to increased staff and activities in preparation for addressing the U.S. market upon achieving its PMA for the LADARVision System from the FDA. CIBA in-kind services booked in the first six months of 1998 were $288,633. In June 1998, the CIBA in-kind services agreement expired and these costs or their equivalent will be borne by the Company on a cash expenditure basis hereafter. Sales and marketing expenses will increase substantially in the future as the Company enters the U.S. market with its product and programs.

General and administrative expenses were $573,092 and $618,863 in the quarters ended June 30, 1998 and 1997, respectively. General and administrative expenses were $1,188,135 and $1,128,685 in the six months ended June 30, 1998 and 1997, respectively. The decline of 7% and increase of 5%, respectively, are due to headcount remaining constant in the administrative functions over these periods and travel needs declining in the 1998 periods. Additionally, the Company incurred costs for moving to its new facility in the second quarter of 1997, which were not incurred in the same 1998 period. It is anticipated that general and administrative expenses will increase, but at a slower rate than the clinical and selling and marketing expenses discussed in the foregoing paragraphs.

Other expenses were $440,490 and $509,982 in the quarters ended June 30, 1998
and 1997, respectively.   Other expenses were $674,465 and $1,086,866 in the six
months ended June 30, 1998 and 1997, respectively. There are two major components of this expense category:

1) An accrual which is being made for the remaining 171,713 shares that may be issuable to CIBA Vision in May, 1999 under the terms of the 1995 Strategic Alliance Agreement. The shares are to be issued unless certain requirements, relating to the accumulated 6% commission on revenues the Company will pay to CIBA Vision, are satisfied. The Company anticipates that the shares will be issued in May, 1999. The balance sheet accrual at March 31, 1998, was reduced to zero in accordance with an agreement to issue some of the CIBA 1999 shares. See the Company's Annual Report on Form 10-K for December 31, 1997, page 47.

2) Legal expenses that relate to the Company's pursuit, beginning in the latter half of 1996, of legal actions having to do with alleged infringement, unenforceability and invalidity of certain LVC patents held in various jurisdictions by other participants in the LVC industry. In the first quarter of 1997, two of the three suits were settled. The Company is still pursuing, as the plaintiff, one remaining case in the U.S. The legal expenses will be unpredictable as to their size and timing due to various phases through which the trial may proceed. There can be no assurance that the continued pursuit of this remaining case will result in any change in commercial terms for the Company's LADARVision System in the U.S. Further, there can be no assurances that other legal matters will not be opened that the Company cannot presently foresee.

Interest income and interest expense

Interest income was $43,201 and $114,417 in the quarters ended June 30, 1998 and 1997, respectively. Interest income was $126,595 and $271,226 for the six months ended June 30, 1998 and 1997, respectively. These decreases of 62% and 53% in the quarters and six months is due to both lower average cash and investment balances and lower available short-term rates in the 1998 quarter as compared to the 1997 quarter. In the 1998 and 1997 quarters, the Company's cash and investments balance averaged approximately $3.5 million and $7.3 million, respectively. Interest expense was $10,695 and $9,281 in the quarters ended June 30, 1998 and 1997, respectively. Interest expense was $22,308 and $17,852 for the six months ended June 30, 1998 and 1997, respectively. These increases in interest expense are due primarily to the capital lease obligations for furniture for the Company's new facility, which began accruing in the middle of the second quarter of 1997.

Operating and Net Losses

The net effect of the foregoing expense items was that the Company's operating loss increased to $4,201,124, or by 31%, in the quarter ended June 30, 1998, from $3,196,468 in the quarter ended June 30, 1997. The Company's net loss increased to $4,168,618 or by 35%, in the quarter ended June 30, 1998, from $3,091,332 in the quarter ended June 30, 1997.

For the six month period ended June 30, 1998 the Company's operating loss increased by 36% to $8,077,294, from $5,942,546 in 1997. The net loss increased by 40% to $7,973,007 in the six month period ended June 30, 1998, from $5,689,172 in 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents and available-for-sale investments were $2,086,675 at June 30, 1998 and $7,301,072 at December 31, 1997. The Company
used cash of $8,009,710 to support operations and $390,276 for capital expenditures during the first half of fiscal 1998. With the addition of approximately $4.7 million in cash from the closing of the Initial Shares of the Series I Convertible Preferred Stock, net of expenses and the prospective addition of $3.9 million assuming exercise of the Option (see note 2 in the Notes to the Unaudited Financial Statements), the Company's cash resources would be sufficient to fund the operations until late in 1998. There can, however, be no assurances that the Option will be exercised since that event is solely at the choice of the investor. Therefore, the company intends to seek additional equity financing in the fourth quarter of 1998 to sustain operations into 1999.

The equity environment for "small cap" and development stage companies is not as favorable for the Company as it was in the first half of 1996 (the time of the Company's initial pubic offering) and there can be no assurances that the Company will be able to raise funds at all or of sufficient amount to fund operations for a sufficiently lengthy period to enable a meaningful U.S. launch of its LADARVision System, once anticipated approval ("PMA") is received from the FDA. Additionally, should the Company be successful in raising adequate funds in late 1998, as intended, to fund operations for a reasonable period thereafter, it may be on terms that may cause dilution for current stockholders.

The Company's common stock is quoted on NASDAQ under the symbol "ATCI".

PART II -- OTHER INFORMATION         AUTONOMOUS TECHNOLOGIES CORPORATION
                                     -----------------------------------

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

On May 26, 1998, the Company completed a private placement of 600,573 shares of unregistered Common Stock for $5.166 per share to four European investors. The Common Stock was sold pursuant to an exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(2) thereof. EVEREN Securities, Inc. acted as placement agent for this sale and was paid a commission of 6% of the gross proceeds. The Company estimates the final net proceeds of this sale to be $2.9 million. The Company will use the proceeds from the sale of the Common Stock to fund operating expenses and working capital. The Company agreed to file a Registration Statement on Form S-3 on behalf of the European investors covering the resale of the shares of Common Stock.

On April 16, 1998, the Company completed a private placement with OZ Master Fund, Ltd. (the "Investor"). The Investor is managed by the Och-Ziff Capital Management Group. The private placement was of 500 shares of the Company's newly created Series I Convertible Preferred Stock (the "Initial Shares"), with an option to purchase 400 shares of Series I Convertible Preferred Stock and a stock purchase warrant for 300,000 shares of Common Stock (the "Warrant") (collectively, the "Option"). The price of each share of Series I Convertible Preferred Stock is $10,000. The Initial Shares are convertible, subject to a pricing formula to be invoked upon each periodic conversion, into a maximum of 1,750,000 shares of the Company's Common Stock (the "Initial Maximum Shares"). In the event the Option is exercised, the Initial Shares and the 400 shares of Series I Convertible Preferred Stock (the "Option Shares"), together, may be converted into an aggregate maximum of 2,263,197 shares of Common Stock. The Series I Convertible Preferred Stock is convertible into shares of Common Stock upon the election of the Investor, at no more than $1,150,000 per month, based on a formula whereby the conversion price is set at the time of the notice of conversion as a function of the recent trading prices of the Company's Common Stock.

The Option, if exercised by the Investor, must be exercised by November 10, 1998. EVEREN Securities, Inc. was paid a commission of $150,000 in connection with this sale of the Initial Shares and will be paid a commission of $120,000 if the Option is exercised. The Company estimates the final net proceeds of the sale of the Initial Shares to be $4.7 million and in the event the Option is exercised, estimates the final net proceeds of the sale of the Option Shares to be an additional $3.9 million. The Company anticipates using the proceeds from the sale of the Series I Convertible Preferred Stock to fund operating expenses and working capital. The Series I Convertible Preferred Stock and Option were sold to the Investor pursuant to an exemption from the registration requirements of the Securities Act provided by Section 4(2) thereof. The Company filed a Registration Statement on Form S-3 on behalf of the Investor covering the resale of the Initial Maximum Shares and agreed to file a separate Form S-3 for the shares of Common Stock into which the Option Shares are convertible and the shares of Common Stock underlying the Warrant, if the Option is exercised.

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

(a) The Company held its Annual Meeting of Stockholders on June 12, 1998 at the Orlando Airport Marriott Hotel at 7499 Augusta National Drive, Orlando, Florida 32822 at 9:00 a.m. Eastern Daylight Time. At the meeting, in person or by proxy, a total of 7,888,674 shares of common stock were represented, or 74.7% of the shares eligible to vote.

(b) At the Annual Meeting, the following directors were re-elected for a one year term with the following vote tabulation:

                                                           Votes                Votes               Abstentions/
                  Name                     Votes for      against             withheld               non-votes
----------------------------------------------------------------------------------------------------------------
Mr. Randy Frey                               7,835,263       53,411                0                      0
Dr. Richard C. Capozza                       7,835,263       53,411                0                      0
Mr. G. Arthur Herbert                        7,835,263       53,411                0                      0
Mr. Stanley Ruffett                          7,835,263       53,411                0                      0
Mr. Timothy Barabe                           7,835,263       53,411                0                      0
Dr. Richard H. Keates                        7,835,263       53,411                0                      0
Mr. Whitney A. McFarlin                      7,835,163       53,511                0                      0


(c) At the Annual Meeting, a proposal to amend the Company's 1995 Stock Option Plan to increase the number of shares available for grant from 1,750,000 to 2,250,000 was approved. There were 7,709,688 shares voted for the proposal; 162,344 shares voted against the proposal; and 16,642 abstentions and broker non-votes regarding the proposal.

Item 5. Other Information

The Securities and Exchange Commission recently amended Rule14a-4, which governs the use by the Company of discretionary voting authority with respect to certain stockholder proposals. Rule 14a-4(c)(1) provides that, if the proponent of a stockholder proposal fails to notify the Company of such proposal at least 45 days prior to the month and day of mailing the prior year's proxy statement, the Company's management would be permitted to use the discretionary authority granted by the proxies at the Company's next annual meeting of stockholders if such proposal were raised at the meeting without any discussion of the matter in the proxy statement. In order to provide stockholders with notice of the deadline for the submission of such proposals for the Company's 1999 Annual Meeting of Stockholders, the Company hereby notifies all stockholders that any stockholder proposal submitted outside the process of Rule 14a-8 will be considered untimely for purposes of Rule 14a-4 and Rule 14a-5 if received by the Company after March 10, 1999.

Stockholder proposals that are intended to be presented at the Company's 1999 Annual Meeting of Stockholders must be received by the Company no later than December 23, 1998 in order to be included in the proxy statement and related proxy materials pursuant to Rule 14a-8.

Item 6. Exhibits and Reports on Form 8-K

(a) Report on Form 8-K filed April 27, 1998. The Company filed this Form 8-K to report that it had entered into a Convertible Stock Purchase Agreement and a Registration Rights Agreement with OZ Master Fund, Ltd. OZ Master Fund, Ltd. is managed by Och-Ziff Capital Management Group. Attached to the Form 8-K as Exhibits were four agreement documents. On April 29, 1998, the Company filed a registration statement on Form S-3 for the shares that OZ Master Fund, Ltd. has the right to acquire upon conversion of the Convertible Preferred Stock and the exercise of a related stock purchase warrant.

(b) Report on Form 8-K filed June 12, 1998. The Company filed this Form 8-K to report that it had closed a private placement of 600,573 shares of Common Stock of the Company at $5.166 per share.

Exhibit 10.1 - 1995 STOCK OPTION PLAN, AS AMENDED

In Item 4(c) above, it is noted that the Company's 1995 Stock Option Plan was amended by shareholder vote to increase the shares available for grant from 1,750,000 to 2,250,000. Additionally, on June 12, 1998, the Company's Board of Directors approved an amendment to the 1995 Stock Option Plan permitting transfers of non-qualified options to "immediate family" in accordance with the definition of that term in Rule 16a-1(e) of the Securities Exchange Act of 1934, as amended.

Exhibit 27 - Financial Data Schedule (for SEC use only).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             AUTONOMOUS TECHNOLOGIES CORPORATION

August 13, 1998

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