Form 10-Q
period 1998-09-30
AUTONOMOUS TECHNOLOGIES CORP
filed 1998-11-12
CIK 899381

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

            For the transition period from __________ to __________


For the quarterly period ended  SEPTEMBER 30, 1998
                                --------------------------------------------

Commission File Number:             000-28278
                       -----------------------------------------------------


                      AUTONOMOUS TECHNOLOGIES CORPORATION
-----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            FLORIDA                                       59-2554729
 ------------------------------             ------------------------------------
 (State or other Jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)


                 2800 DISCOVERY DRIVE, ORLANDO, FLORIDA 32826
-----------------------------------------------------------------------------
             (Address of principal executive offices)  (Zip Code)


                                (407) 384-1600
 -----------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                          [X] Yes     [_] No

  On October 31, 1998, there were 11,988,479 shares of the registrant's $.01 par value Common Stock outstanding.

                      AUTONOMOUS TECHNOLOGIES CORPORATION
                         (A Development Stage Company)

                              Index to Form 10-Q

                                                                                        PAGE
                                                                                        ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements
Balance Sheets as of September 30, 1998, and December 31, 1997                            3

Statements of Operations for the three months ended September 30, 1998 and 1997,
 for the nine months ended September 30, 1998 and 1997, and for the cumulative            4
 period from inception to September 30, 1998

Statements of Cash Flows for the nine months ended September 30, 1998 and 1997,
 and for the cumulative period from inception to September 30, 1998                       5

Notes to Financial Statements                                                             7

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations                                                                    10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                      14

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings                                                           15
Item 2.      Changes in Securities                                                       15
Item 3.      Defaults Upon Senior Securities                                             15
Item 4.      Submission of Matters to a Vote of Security Holders                         16
Item 5.      Other Information                                                           16
Item 6.      Exhibits and Reports on Form 8-K                                            16

SIGNATURES                                                                               17

                      AUTONOMOUS TECHNOLOGIES CORPORATION
                      -----------------------------------
                         (A DEVELOPMENT STAGE COMPANY)

                                BALANCE SHEETS
                                --------------

                                                                           SEPTEMBER 30,       DECEMBER 31,
                                ASSETS                                          1998               1997
                                ------                                   ------------------  ----------------
                                                                            (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                                  $  2,845,552      $    109,245
    Investments (note 1)                                                                 -         7,191,827
    Accounts receivable                                                             14,000                 -
    Inventories (note 1)                                                         3,058,829         2,358,934
    Prepaid expenses and other assets                                              211,005           356,892
                                                                              ------------------------------
          Total current assets                                                   6,129,386        10,016,898
PROPERTY AND EQUIPMENT, net                                                      1,607,615         1,155,718
LADARVision SYSTEMS-IN-SERVICE, net                                                575,384           400,584
ADVANCE LICENSING FEES                                                             738,302           747,470
OTHER ASSETS                                                                        53,494            95,479
                                                                              ------------------------------
          Total assets                                                        $  9,104,181      $ 12,416,149
                                                                              ==============================

                         LIABILITIES AND STOCKHOLDERS' EQUITY
                         ------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                                           $    337,129      $    743,898
   Accrued expenses                                                              1,180,037           835,324
   Current portion of obligation under capital leases                               82,700            97,108
                                                                              ------------------------------
        Total current liabilities                                                1,599,866         1,676,330
OBLIGATION UNDER CAPITAL LEASES, less current portion                              122,531           185,007
OBLIGATION UNDER STRATEGIC ALLIANCE AGREEMENT                                      300,000         1,575,000
                                                                              ------------------------------
        Total liabilities                                                        2,022,397         3,436,337
                                                                              ------------------------------

STOCKHOLDERS' EQUITY:
   Convertible preferred stock-Series I, $0.01 par value; 1000 and 0 authorized at September 30, 1998 and December 31, 1997,
     respectively; 500 and 0 shares issued at  September 30, 1998 and
     December 31, 1997, respectively, and 436 outstanding at
     September 30, 1998 (at adjusted face value) (Note 3)                        4,677,213                 -

   Common stock $.01 par value 25,000,000 and 15,000,000 shares authorized at September 30, 1998 and December 31, 1997,
     respectively; 11,524,467 and 9,986,755 shares issued and
     outstanding at September 30, 1998 and December 31, 1997,
     respectively                                                                  115,245            99,868
   Additional paid--in capital                                                  43,722,140        37,787,991
   Deficit accumulated during the development stage                            (41,432,814)      (28,908,047)
                                                                              ------------------------------
        Total stockholders' equity                                               7,081,784         8,979,812
                                                                              ------------------------------
                                                                              $  9,104,181      $ 12,416,149
                                                                              ==============================

     The accompanying notes are an integral part of these balance sheets.

                      AUTONOMOUS TECHNOLOGIES CORPORATION
                      -----------------------------------
                         (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                            ------------------------
                                  (UNAUDITED)

                                                       Three Months Ended                Nine Months Ended
                                                -------------------------------   -------------------------------
                                                                                                                     Cumulative from
                                                                                                                     Inception (July
                                                                                                                       23, 1985) to
                                                Sept. 30, 1998   Sept. 30, 1997   Sept. 30, 1998   Sept. 30, 1997     Sept. 30, 1998
                                                --------------   --------------   --------------   --------------    ---------------

REVENUES FROM LADARVision System                   $    30,935      $    11,000     $    135,330      $    11,000      $    172,395
REVENUES FROM RESEARCH GRANTS                                -                -                -                -         3,450,517

OPERATING EXPENSES:
  Costs of revenues- LADARVision Systems                32,627           35,528          285,696           35,528           391,588
  Costs of revenues- research grants                         -                -                -                -         3,465,596
  Clinical trials                                      716,163          715,348        2,111,391        2,158,449         7,981,585
  Unabsorbed production costs                          862,415                -        2,178,538                -         2,937,339
  Research and development                             803,554          706,637        2,867,603        2,375,933        13,175,918
  Selling and marketing                                496,802          415,244        1,787,422        1,029,840         5,242,424
  General and administrative                           834,801          617,542        2,022,936        1,746,226         8,377,807
  Other expenses                                       445,322          366,444        1,119,787        1,453,311         4,375,332
                                              --------------------------------------------------------------------------------------


OPERATING LOSS                                      (4,160,749)      (2,845,743)     (12,238,043)      (8,788,287)      (42,324,677)


OTHER INCOME (EXPENSE):
  Interest income                                       45,162          182,850          171,757          453,260         1,459,479
  Interest expense                                      (7,823)         (14,236)         (30,131)         (31,274)         (134,494)

                                              --------------------------------------------------------------------------------------


LOSS BEFORE INCOME TAXES                            (4,123,410)      (2,677,129)     (12,096,417)      (8,366,301)      (40.999,692)

INCOME TAXES                                                 -                -                -                -            4,772
                                              --------------------------------------------------------------------------------------


NET LOSS                                            (4,123,410)      (2,677,129)     (12,096,417)      (8,366,301)      (41,004,464)


Deemed dividend for Series I preferred
  stock conversion discount (Note 3)                   428,350                -          428,350                -           428,350
                                              --------------------------------------------------------------------------------------


Net loss applicable to common
  stockholders                                     $(4,551,760)     $(2,677,129)    $(12,524,767)     $(8,366,301)     $(41,432,814)

                                              ======================================================================================



LOSS PER SHARE:
Basic net loss per share applicable to
  common stockholders                                   $(0.40)          $(0.27)          $(1.18)          $(1.06)
                                                   ===========      ===========     ============      ===========

Weighted average common and common
  equivalent shares used in computing
  basic net loss per share                          11,320,269        9,898,367       10,583,677        7,884,019
                                                   ===========      ===========     ============      ===========

The accompanying notes are an integral part of these statements.           4

                      AUTONOMOUS TECHNOLOGIES CORPORATION
                      -----------------------------------
                         (A DEVELOPMENT STAGE COMPANY)

                           STATEMENTS OF CASH FLOWS
                           ------------------------
                                  (UNAUDITED)

                                                                    Nine Months Ended
                                                           ------------------------------------
                                                                                                     From Inception
                                                                                                   (July 23, 1985) to
                                                           Sept. 30, 1998     Sept. 30,   1997        Sept. 30, 1998
                                                           ------------------------------------    -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                    $(12,096,417)         $(8,366,301)          $(41,004,464)
  Adjustments to reconcile net loss to
  net cash used in operating activities:
   In-kind services provided by shareholder                        177,198              368,069              1,318,357
   Compensation expense related to employee stock
    options                                                        134,806              374,106              1,220,259

   Compensation expense related to common stock placed
    in escrow for future services                                        -               37,567                 24,050

   Convertible preferred stock issued for services                       -                    -                162,500
   Loss on disposal of property and equipment                      181,395                    -                266,562
   Depreciation and amortization                                   404,211              203,305              1,098,070
Changes in assets and liabilities:
   (Increase) in accounts receivable                               (14,000)                   -                (14,000)
   (Increase) in inventories                                      (699,895)          (1,413,455)            (3,058,829)
   (Increase) decrease in prepaid expenses and other
    assets                                                         187,872             (325,703)              (264,499)
   (Increase) decrease in advance licensing fees                     9,168                  880               (738,302)
   (Decrease) increase in accounts payable                        (406,769)            (360,408)               337,129
   Increase in accrued expenses                                    344,713              702,765              1,180,037
   Increase in obligation under strategic alliance
    agreement                                                      450,000              450,000              2,025,000
                                                              ------------          -----------           ------------

    Net cash used in operating activities                      (11,327,718)          (8,329,175)           (37,448,130)
                                                              ------------          -----------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                             (775,302)            (898,205)            (2,258,552)
 Investments in LADARVision Systems-in-Service                    (437,000)                   -               (874,000)
 Decrease in restricted cash investment                                  -               50,955                      -
 Investments made                                                        -           (9,644,170)           (23,788,250)
 Investment proceeds                                             7,191,827            8,362,408             23,788,250
                                                              ------------          -----------           ------------

 Net cash provided by (used in) investing activities             5,979,525           (2,129,012)            (3,132,552)
                                                              ------------          -----------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net proceeds from issuance of convertible preferred
  stock                                                          4,681,273                    -             10,683,981
 Proceeds from issuance of common stock, net of
  issuance costs                                                 2,904,395            8,014,996             28,899,891
 Proceeds from exercise of stock options and warrants              575,716               62,525                647,209
 Payments of note payable                                                -               (1,715)                     -
 Payment of obligations under capital leases                       (76,884)             (91,207)              (179,847)
 Advance from shareholder                                                -                    -              1,000,000
 Proceeds from issuance of convertible note payable                      -                    -              2,405,000
 Proceeds from long-term debt                                            -                    -                200,000
 Repayment of long-term debt                                             -                    -               (200,000)

                                   Continued

                      AUTONOMOUS TECHNOLOGIES CORPORATION
                      -----------------------------------
                         (A Development Stage Company)

                           STATEMENTS OF CASH FLOWS
                           ------------------------
                                  (Unaudited)

                                   Continued

 Other, net                                                             -                -          (30,000)
                                                               ----------      -----------      -----------
Net cash provided by financing
    activities                                                  8,084,500        7,984,599       43,426,234
                                                               ----------      -----------      -----------

NET INCREASE (DECREASE) IN CASH                                 2,736,307       (2,473,588)       2,845,552

CASH, beginning of period                                         109,245        2,980,036                -
                                                               ----------      -----------      -----------

CASH, end of period                                            $2,845,552      $   506,448      $ 2,845,552
                                                               ==========      ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
 Noncash transactions -
   Equipment acquired under capital leases                     $        -      $   178,246      $   206,833
   Stockholder advance converted to common stock                        -                -        1,000,000
   Convertible note converted to common stock                           -                -        2,405,000
   Strategic alliance obligation converted to common
    stock                                                       1,725,000                -        1,725,000

   Deemed dividend for preferred stock conversion
    discount (Note 3)                                             428,350                -          428,350

   Issuance of common stock upon conversion of
    convertible preferred stock                                   751,137                -          751,137

 Cash transactions -
       Interest paid                                                7,362           27,277           96,969

       The accompanying notes are an integral part of these statements.

                      AUTONOMOUS TECHNOLOGIES CORPORATION
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

                              SEPTEMBER 30, 1998

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) considered necessary for a fair presentation have been included. Operating results for the three month or nine month periods ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Financial Statements and Footnotes thereto included in the Autonomous Technologies Corporation ("Company") Annual Report on Form 10-K as filed with the Securities and Exchange Commission ("SEC") on March 31, 1998, and as amended on June 17, 1998.

The Company formed a wholly-owned subsidiary in May, 1998, to facilitate the conduct of its business in non-U.S. markets. The accounts of this subsidiary, Autonomous International Corporation, are consolidated for presentation in these financial statements at September 30, 1998 and for periods since formation of the subsidiary to September 30, 1998.

Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out method. At September 30, 1998, the Company's components and purchased sub-assemblies inventory was $2,242,623 and work-in-progress LADARVision(R) Systems totaled $816,206.

Diluted loss per common and common equivalent share is not presented due to the anti-dilutive effect (i.e. the effect of reducing loss per share) of the Company's convertible preferred stock, stock options and warrants in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share."

2.  SALE OF SECURITIES

PRIVATE PLACEMENT OF COMMON STOCK. On May 26, 1998, the Company completed a private placement of 600,573 shares of unregistered Common Stock for $5.166 per share to four European investors. The Common Stock was sold pursuant to an exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(2) thereof. EVEREN Securities, Inc. acted as placement agent for this sale and was paid a commission of 6% of the gross proceeds. The approximate net proceeds of this sale were $2,884,000. The Company used the proceeds from the sale of the Common Stock to fund operating expenses and working capital. The Company filed a Registration Statement on Form S-3 on behalf of the European investors covering the resale of the shares of Common Stock in August, 1998. This sale of Common Stock was funded to the Company in early June 1998.

PRIVATE PLACEMENT OF SERIES I CONVERTIBLE PREFERRED STOCK. On April 16, 1998, the Company completed a private placement with OZ Master Fund, Ltd. (the "Investor"). The private placement was of 500 shares of the Company's newly created Series I Convertible Preferred Stock (the "Initial Shares"), with an option to purchase 400 shares of Series I Convertible Preferred Stock and a stock purchase warrant for 300,000 shares of Common Stock with an exercise price of $6.17 (the "Warrant") (the 400 shares and the Warrant collectively, the "Option"). The price of each share of Series I Convertible Preferred Stock is $10,000. The Initial Shares are convertible, subject to a pricing formula to be invoked upon each periodic conversion, into a maximum of 1,750,000 shares of the Company's Common Stock (the "Initial Maximum Shares").

The Initial Shares and the 400 shares of Series I Convertible Preferred Stock (the "Option Shares"), together, may be converted into an aggregate maximum of 2,263,197 shares of Common Stock. The Initial Shares and Option Shares are convertible into shares of Common Stock upon the election of the Investor, at no more than 115 shares per month, based on 90% of the average daily low trade price of the Company's Common Stock, subject to an upper limit after October 1, 1998, the date of the announcement of the merger with Summit (see Note 5).

Upon the announcement of the merger with Summit, the operation of the Certificate of Designation of the Series I Convertible Preferred Stock permitted such conversions to be made thereafter at a price no higher than $3.975, the average daily low trade price of the Company's Common Stock in the five trading days prior to the announcement.

The Company has used the proceeds from the sale of the Series I Convertible Preferred Stock to fund operating expenses and working capital. The Series I Convertible Preferred Stock and Option were sold to the Investor pursuant to an exemption from the registration requirements of the Securities Act provided by
Section 4(2) thereof. The Company subsequently filed a Registration Statement on Form S-3 on behalf of the Investor covering the resale of the Initial Maximum Shares and agreed to file a separate Form S-3 for the additional shares of Common Stock into which the Option Shares are convertible and the shares of Common Stock underlying the Warrant, if the Option is exercised. The first Registration Statement was declared effective by the SEC on August 6, 1998 and the closing of the purchase of the Initial Shares occurred on August 7, 1998.

The Company received an irrevocable notification of exercise of the Option by the Investor on November 9, 1998. The closing of the Option is subject to the effectiveness of a resale Registration Statement for those additional shares of Common Stock into which the Option Shares are exercisable and the shares of Common Stock underlying the Warrant.

3. ACCOUNTING FOR CONVERTIBLE PREFERRED STOCK WITH CONVERSION AT DISCOUNT TO MARKET

Various pronouncements, including provisions of Regulation S-X and certain SEC Staff Accounting Bulletins, govern the accounting for a convertible preferred stock issue with a conversion feature calculated at a discount from the market price of the underlying common stock (see Note 2, "Sale Of Securities - Private Placement of Series I Convertible Preferred Stock"). Under these pronouncements, the Company is accounting for the aggregate estimated discount from the conversions as a "deemed" preferred stock dividend in the Company's Consolidated Statement of Operations. This accounting treatment takes into account the earliest schedule upon which the conversions can occur and allocates the aggregate estimated discount to the periods for which those scheduled shares of convertible preferred stock are outstanding. In the period from the closing of the Initial Shares (August 7, 1998) to September 30, 1998, the Company recognized $428,350 of such deemed dividend on the preferred stock. The Company will recognize an additional $571,650 of such deemed dividend between October 1, 1998 and March 31, 1999.

4. NEWLY ISSUED ACCOUNTING STANDARDS

The Company has adopted the following Statements of Financial Accounting Standards at their respective effective dates. There was no impact on the September 30, 1998 financial statements as a result of the implementation of these Statements.

SFAS No. 130, "Reporting Comprehensive Income"
SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information"
SFAS No. 132, "Employers Disclosures About Pensions and Other Post-retirement Benefits"
SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise"

5. SUBSEQUENT EVENT - MERGER AGREEMENT WITH SUMMIT TECHNOLOGY, INC.

On October 1, 1998, the Company and Summit Technology, Inc. ("Summit") announced that they had entered into an agreement whereby Summit would acquire the Company. The following is a brief summary of the terms of the Agreement and Plan of Merger and is qualified in its entirety by reference to the Agreement and Plan of Merger, dated October 1, 1998, filed with the SEC as Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 7, 1998 and to the Registration Statement on Form S-4 filed by Summit on November 6, 1998.

On October 1, 1998, the Company entered into an Agreement and Plan of Merger that provides for its merger with and into a wholly owned subsidiary of Summit Technology, Inc. ("Summit"). The merger transaction is subject to the approval of the stockholders of both the Company and Summit. The merger consideration is 11,650,400 shares of Summit stock and an equivalent amount in value of cash, subject to a maximum of $50 million in cash. This consideration will be divided among the outstanding shares of Autonomous common stock, the outstanding shares of Autonomous Series I Preferred Stock and options and warrants for Autonomous common stock. Autonomous common stockholders will receive part stock and part cash for their Autonomous shares. The exact value, and the relative mix of cash and Summit stock, will vary depending on the market price of Summit stock prior to the closing, the amount of the loan to Autonomous described below, if any, whether the holder of the Series I Preferred Stock exercises its right to redeem its shares for cash and certain other factors.

Randy W. Frey, Chairman, President and Chief Executive Officer of the Company, and CIBA Vision Corporation, together owning approximately 21% of the Company's outstanding shares, and each of the Company's officers and directors have agreed to vote, as shareholders, for the merger.

In connection with the merger agreement, Summit agreed to lend up to $5 million to the Company on a revolving credit basis. Under the revolving credit agreement, the Company may not draw more than $1.5 million per month. One half of the amount borrowed by the Company as of the closing date of the merger will reduce the amount of the aggregate cash consideration in the merger. No use has been made of this revolving credit facility as of the date of this filing. In the event the merger does not occur through no fault of the Company, the amount drawn on the revolving credit facility is due and payable 180 days from the date of the termination of the merger agreement. A copy of the Letter Agreement re:
Revolving Credit Line, dated October 1, 1998, is filed in the aforementioned Current Report on Form 8-K as Exhibit 10.2.

Under the terms of the merger agreement, the Company must pay Summit a termination fee of $2.6 million in cash if the merger agreement is terminated in either of the following circumstances:

 .    the Autonomous stockholders have not approved the merger by February 28,
     1999 and a proposal by a third party for an alternative transaction has been made prior to the Autonomous Special Meeting of Stockholders that will be called in order to vote on the merger agreement; or

 .    the Company materially breaches any representation or warranty in the merger agreement or fails to comply with any of its obligations under the merger agreement if these result in a material adverse change incapable of being cured by the Company.

Upon the effectiveness of the aforementioned Summit S-4 registration statement, the Company and Summit plan to distribute a joint proxy statement to their respective shareholders. Depending on the timing of the effectiveness of the registration statement and other factors, the Company and Summit plan to hold their respective shareholder meetings as soon as practicable, with the earliest date being in late December 1998 and the most likely date being late January 1999.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements containing terms such as "believes," "does not believe," "no reason to believe," "expects," "plans," "intends," "estimates," "anticipated," or "anticipates" are considered to contain uncertainty and are forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of important factors that could affect the Company's results, please refer to the Overview section, the Management's Discussion and Analysis of Financial Condition and Results of Operations, and the Risk Factors section contained in the Company's Annual Report on Form 10-K, as amended, for the year ended December 31, 1997. Additionally, the planned merger of the Company and Summit Technology, Inc., described below, is a future expected event that might affect the Company's financing and business plans and results of operations.

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

The Company is a development stage enterprise. Since inception, the Company has experienced significant operating losses, and, as of September 30, 1998, had an accumulated deficit of approximately $41.4 million. To date, the Company has had significant revenues relating only to research grants, which is an endeavor no longer pursued by the Company. The Company anticipates that its operating losses will continue for the foreseeable future because it plans to expend substantial resources in funding clinical trials, U.S. sales and marketing activities, commercial manufacturing, and research and development. Additionally, the Company is funding, and expects to continue to fund, a legal action against successors to a patent pooling partnership that operated from 1992 until June, 1998, in the U.S. LVC industry. The Company expects that research and development expenses, including clinical trials, will remain at relatively high levels for the foreseeable future due to continued development of the Company's CustomCornea project. The foregoing forward-looking statements could be affected by certain risks and uncertainties, including: the ability to complete research and development projects (and register their capabilities with the FDA) that the Company judges to be necessary to be a viable competitor in the future LVC marketplace; the ongoing results from past and future clinical trials; the U.S. market acceptance of the LADARVision System; the ability of the Company to demonstrate the adequacy of its continuing adherence to the FDA's Quality System Regulations ("QSR"); the ability of the Company to increase production to adequate levels to meet demand and generate net revenues to cover the overhead of the business; and the ability of the Company to operate commercially in the U.S. LVC marketplace in the post-patent pooling partnership environment.

As described more fully in Note 5 to the Financial Statements herein, the Company and Summit entered into an agreement to merge whereby Summit would acquire the Company. The Agreement and Plan of Merger is filed with the SEC as
Exhibit 10.1 to the Company's Report on Current Form 8-K dated October 7, 1998. Certain of the forward-looking statements contained in the discussion of the results of operations below might have different outcomes if the merger is consummated within the expected timeframe.

RESULTS OF OPERATIONS

Operating Expenses

Clinical trials expenses were $716,163 and $715,348 in the quarters ended September 30, 1998 and 1997, respectively. Clinical trials expenses were $2,111,391 and $2,158,449 in the nine months ended September 30, 1998 and 1997, respectively. These expenses were flat in the comparative quarters and decreased 2% in the comparative nine month periods, respectively, due to the Company's
near finalization of its myopia/astigmatism PRK clinical trial expenses.   The
Company's clinical trial expenses are expected to increase as the Company expands its work toward other clinical indications such as higher levels of myopia and astigmatism, hyperopia, LASIK and begins it's CustomCornea clinical trials in 1999. Additionally, the cost of the compliance organization grouped here for financial reporting purposes will also increase as the full impact of operating under FDA QSR and ISO9001 regulations is felt in a commercial setting.

Unabsorbed production costs were $862,415 and $0 in the quarters ended September 30, 1998 and 1997, respectively. Unabsorbed production costs were $2,178,538 and $0 in the nine months ended September 30, 1998 and 1997, respectively.
Until the third quarter of 1997, when the first foreign commercial placements were made, the cost of the production organization was charged to research and development. Subsequently, the production organization expenses not absorbed by limited production were presented in Other Expenses. As the size and cost of the production organization has grown in anticipation of commercial levels of activity, these costs have been presented separately herein. Such costs in prior periods have been reclassified to conform to this presentation. The unabsorbed labor and overhead costs of the production organization will be presented here into 1999 until such time as the Company reaches a continuous production state, which is expected several months after receiving it's PMA.

Research and development expenses were $803,554 and $706,637 in the quarters ended September 30, 1998 and 1997, respectively. Research and development expenses were $2,867,603 and $2,375,933 in the nine months ended September 30, 1998 and 1997, respectively. These increases of 14% and 21% in the quarters and nine months, respectively, are due to (a) research and development staffing increases in 1998, primarily to add engineering management and certain other engineering specialists for continued LADARVision System improvements, and (b) for engineering contracts to outside parties and consultants in order to facilitate the continuance of the Company's outsourcing strategy in manufacturing.

Selling and marketing expenses were $496,802 and $415,244 in the quarters ended September 30, 1998 and 1997, respectively. Selling and marketing expenses were $1,787,422 and $1,029,840 in the nine months ended September 30, 1998 and 1997, respectively. These increases of 20% and 74% in the quarters and nine months, respectively, are due to increased staff and activities in preparation for addressing the U.S. market upon achieving its PMA for the LADARVision System from the FDA. CIBA in-kind services booked in the first nine months of 1998 were $177,198. In June 1998, the CIBA in-kind services agreement expired and these costs or their equivalent will be borne by the Company on a cash expenditure basis hereafter. Sales and marketing expenses will increase substantially in the future as the Company enters the U.S. market with its product and programs.

General and administrative expenses were $834,801 and $617,542 in the quarters ended September 30, 1998 and 1997, respectively. General and administrative expenses were $2,022,936 and $1,746,226 in the nine months ended September 30, 1998 and 1997, respectively. These increases of 35% and 16% in the quarters and nine months, respectively, are due to an accrual for concluding the Company's agreed upon obligations to its former President, who left the Company due to the plan to merge with Summit Technology, Inc. ("Summit").

Other expenses were $445,322 and $1,119,787 in the quarters ended September 30,
1998 and 1997, respectively.   Other expenses were $1,119,787 and $1,453,311 in
the nine months ended September 30, 1998 and 1997, respectively. There are two major components of this expense category:

1) An accrual which is being made for the remaining 171,713 shares that may be issued to CIBA Vision in May, 1999 under the terms of the 1995 Strategic Alliance Agreement. Should the planned merger with Summit consummate before May 1999, as expected, these shares will be issued immediately prior to the closing of the merger transaction. See the Company's Annual Report on Form 10-K, as amended, for December 31, 1997, page 47.

2) Legal expenses that relate to the Company's pursuit, beginning in the latter half of 1996, of legal actions having to do with alleged infringement, unenforceability and invalidity of certain LVC patents held in various jurisdictions by other participants in the LVC industry. The Company is still pursuing, as the plaintiff, one remaining case in the U.S. The legal expenses will be unpredictable as to their size and timing due to various phases through which the trial may proceed. There can be no assurance that the continued pursuit of this remaining case will result in any change in commercial terms for the Company's LADARVision System in the U.S. Further, there can be no assurances that other legal matters will not be opened that the Company cannot presently foresee. Summit has a royalty-free cross license with VISX, Incorporated ("VISX") which, by the terms of the cross license, applies to wholly owned subsidiaries of Summit. The Company believes the claims of the Company and VISX relating to alleged infringement of the VISX patents as to the manufacture, use, sale or placement of the LADARVision System after the proposed merger with Summit will become moot.

Interest income and interest expense

Interest income was $45,162 and $182,850 in the quarters ended September 30, 1998 and 1997, respectively. Interest income was $171,757 and $453,260 for the nine months ended September 30, 1998 and 1997, respectively. These decreases of 75% and 62% in the quarters and nine months, respectively, is due to both lower average cash and investment balances and lower available short-term rates in the 1998 quarter as compared to the 1997 quarter. In the 1998 and 1997 quarters, the Company's cash and investments balance averaged approximately $2.8 million and $12.3 million, respectively. Interest expense was $7,823 and $14,236 in the quarters ended September 30, 1998 and 1997, respectively. Interest expense was $30,131 and $31,274 for the nine months ended September 30, 1998 and 1997, respectively.

Operating and Net Losses

The net effect of the foregoing expense items was that the Company's operating loss increased to $4,160,749, or by 46%, in the quarter ended September 30, 1998, from $2,845,743 in the quarter ended September 30, 1997. The Company's net loss increased to $4,123,410 or by 54%, in the quarter ended September 30, 1998, from $2,677,129 in the quarter ended September 30, 1997.

For the nine month period ended September 30, 1998 the Company's operating loss increased by 39% to $12,238,043, from $8,788,287 in 1997. The net loss increased by 45% to $12,096,417 in the nine month period ended September 30, 1998, from $8,366,301 in 1997.

LIQUIDITY AND CAPITAL RESOURCES

General Comments

The Company's cash, cash equivalents and available-for-sale investments were $2,845,552 at September 30, 1998 and $7,301,072 at December 31, 1997. The
Company used cash of $11,327,718 to support operations and $775,302 for capital expenditures during the nine months of fiscal 1998. With the addition of approximately $3.8 million, net of expenses, assuming the exercise of the Option closes (see note 2 in the Notes to the Unaudited Financial Statements), the Company's cash resources will be sufficient to fund the operations until early in 1999. See "Merger Agreement with Summit Technology" below.

Merger Agreement with Summit Technology

In connection with the merger agreement, Summit agreed to lend up to $5 million to the Company on a revolving credit basis. Under the revolving credit agreement, the Company may not draw more than $1.5 million per month and will be charged interest on such draws at a rate of 5.25% per annum. One half of the amount borrowed by the Company as of the closing date of the merger will reduce the amount of the aggregate cash consideration in the merger. No use has been made of this revolving credit facility as of the date of this filing. In the event the merger does not occur through no fault of the Company, the amount drawn on the revolving credit facility is due and payable 180 days from the date of the termination of the merger agreement. A copy of the Letter Agreement re:
Revolving Credit Line, dated October 1, 1998, is filed on the Company's Current Report on Form 8-K dated October 7, 1998 as Exhibit 10.2.

The Company's common stock is quoted on NASDAQ under the symbol "ATCI".

YEAR 2000 COMPUTER PROGRAMMING

The Year 2000 issue relates to the method used by computer systems and software for displaying dates using two digits to represent a four-digit year. Such computer systems and software may recognize a year represented by "00" as 1900 instead of 2000. This could result in unexpected behavior in the affected systems or software. These systems and software will need to be able to accept four-digit entries to distinguish years beginning with 2000 from prior years. As a result, systems that do not accept four-digit year entries will need to be upgraded or replaced to comply with such "Year 2000" requirements.

In early 1998, the Company's accounting and manufacturing requirements planning ("MRP") software vendor produced a Year 2000-specific update, which the Company installed at that time. There was no cost of this upgrade to the Company as such maintenance updates are included in the annual maintenance fee paid to the vendor. As a result of this upgrade, the Company believes that its accounting and MRP programs are fully Year 2000 compliant. The Company is the sole author of the system application software in its LADARVision System. All versions of that software have always been Year-2000 compliant, including the current 32-bit version that will be delivered in commercial systems in the near future. The Company believes that it will not incur any further material direct costs in hardware or software upgrades from third party vendor software used internally in its business operations.

The Company is currently in the process of vendor certification for Year 2000 compliance. The Company is requiring a written statement from its key vendors that such vendor's systems are Year 2000 compliant as well as requiring a description of the testing methods used by the vendor. At this time, the Company has received such written statements from two of the four vendors it considers its key vendors. The written statements the Company has received represent to its' satisfaction that these two vendors are currently Year 2000 compliant. The Company anticipates that it will receive written statements from the other two key vendors by the end of 1998. The Company has arranged for system parts and/or sub-systems to be made by these key vendors in low volumes and in a highly customized fashion. Therefore, it is not believed that manufacture of such parts or sub-systems are automated such as to be wholly or even partially dependent on imbedded manufacturing systems that may not be compliant.

Nevertheless, the greatest potential risk from Year 2000 issues relates to a key vendor whose systems are not Year 2000 compliant and who may be unable to meet delivery requirements for parts or components until they correct their Year 2000 problem. Until the Company receives written statements from the other two key vendors, it will not have reached maximum levels of assurance that there will be no effect, if any, of possible non-Year 200 compliance by these vendors on the Company's business, results of operations, liquidity and financial condition.

The Company does not currently have any U.S. commercial customers of its LADARVision System and thus does not anticipate surveying potential customers for Year 2000 compliance.

The Company has not completed a contingency plan for dealing with the most reasonably likely worst case scenario (wherein, in the Company's judgement, one of these four key vendors would not be able to deliver its parts or sub-systems to the Company on a timely basis). The Company currently plans to complete such analysis and contingency planning by March 31, 1999.


ITEM 3.
QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II -- OTHER INFORMATION         AUTONOMOUS TECHNOLOGIES CORPORATION
                                     -----------------------------------

Item 1. Legal Proceedings

On September 24, 1998, VISX, Incorporated ("VISX") filed a patent infringement counterclaim in Autonomous Technologies Corporation's (the "Company") October 1996 lawsuit in the United States District Court for the District of Delaware (Civil Action No. 96-515) in which the Company is seeking a declaratory judgment of non-infringement. VISX is seeking a declaratory judgment and injunctive relief to prevent the Company from manufacturing, promoting and selling infringing equipment in the U.S. The Company does not believe it infringes on the two patents named in the counterclaim.

Summit Technology, Inc. ("Summit") has a royalty-free cross license with VISX which, by the terms of the cross license, applies to wholly owned subsidiaries of Summit. The Company believes the claims of VISX relating to alleged infringement of the VISX patents as to the manufacture, use, sale or placement of the LADARVision System after the proposed merger with Summit will become moot.

Item 2. Changes in Securities

On April 16, 1998, the Company completed a private placement with OZ Master Fund, Ltd. (the "Investor"). The Investor is managed by the Och-Ziff Capital Management Group. The private placement was of 500 shares of the Company's newly created Series I Convertible Preferred Stock (the "Initial Shares"), with an option to purchase 400 shares of Series I Convertible Preferred Stock and a stock purchase warrant for 300,000 shares of Common Stock (the "Warrant") (collectively, the "Option"). The price of each share of Series I Convertible Preferred Stock is $10,000. The Initial Shares are convertible, subject to a pricing formula to be invoked upon each periodic conversion, into a maximum of 1,750,000 shares of the Company's Common Stock (the "Initial Maximum Shares"). In the event the Option is exercised, the Initial Shares and the 400 shares of Series I Convertible Preferred Stock (the "Option Shares"), together, may be converted into an aggregate maximum of 2,263,197 shares of Common Stock. The Series I Convertible Preferred Stock is convertible into shares of Common Stock upon the election of the Investor, at no more than 115 shares per month, based on a formula whereby the conversion price is set at the time of the notice of conversion based on 90% of the average daily low trade price of the Company's Common Stock, subject to an upper limit after October 1, 1998 upon the announcement of the merger with Summit (see Note 5 to the Financial Statements in Part I of this Report on Form 10-Q).

Upon the announcement of the merger with Summit, the operation of the Certificate of Designations of the Series I Convertible Preferred Stock permitted such conversions to be made thereafter at a price no higher than $3.975, the average daily low trade price of the Company's Common Stock in the five trading days prior to the announcement.

The Company received an irrevocable notification of exercise of the Option by the Investor on November 9, 1998, the closing of which is subject only to an effective registration statement for the additional shares of Common Stock into which the Option Shares are exercisable and the Common Stock underlying the Warrant. EVEREN Securities, Inc. was paid a commission of $150,000 in connection with this sale of the Initial Shares and is due a commission of $120,000 due to the exercise of the Option. The final net proceeds of the sale of the Initial Shares was $4.7 million and in the event the Option exercise closes, the Company estimates the final net proceeds of the sale of the Option Shares to be an additional $3.8 million. The Company is using the proceeds from the sale of the Initial Shares of Series I Convertible Preferred Stock to fund operating expenses and working capital. The Series I Convertible Preferred Stock and Option were sold to the Investor pursuant to an exemption from the registration requirements of the Securities Act provided by Section 4(2) thereof. The Company filed a Registration Statement on Form S-3, declared effective on August 6, 1998, on behalf of the Investor covering the resale of the Initial Maximum Shares.

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits and Reports on Form 8-K

(a) Current Report on Form 8-K filed July 22, 1998. The Company filed this Form 8-K to report that it had amended its Convertible Preferred Stock Stock Purchase Agreement with OZ Master Fund, Ltd. (the "Investor") regarding the exercise period for the Option (as described in the Company's Current Report on Form 8-K filed April 27, 1998) such that the Option may be exercised before the later of 56 days following the effective date of an initial resale registration statement to be filed pertaining to the shares of common stock underlying the initial 500 shares of Preferred Stock or November 10, 1998. Also under the amendment, the Company has agreed to file a second resale registration statement pertaining to the additional shares of common stock underlying the 400 additional shares of Series I Convertible Preferred Stock and the warrant within 20 days of the Company's receipt of the Investors irrevocable notice to exercise the Option. The Company will use its best efforts to have this resale registration statement declared effective by the Securities and Exchange Commission.

(b) Current Report on Form 8-K filed August 18, 1998. The Company filed this Form 8-K to report that on July 20, 1998, the Company's board or directors authorized an amendment to the Company's Third Amended and Restated Articles of Incorporation. On August 3, 1998, the Company filed the Articles of Amendment to the Third Amended and Restated Articles of Incorporation, which set forth the terms of the newly designated Series I Convertible Preferred Stock. The Third Amended and Restated Articles of Incorporation, as amended, are filed as Exhibit 3.1 to the Form 8-K filed August 18, 1998.


Exhibit 27 - Financial Data Schedule (for SEC use only)

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             AUTONOMOUS TECHNOLOGIES CORPORATION

November 12, 1998

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