Form 10-K405
period 1998-12-31
AUTONOMOUS TECHNOLOGIES CORP
filed 1999-03-31
CIK 899381

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549



                                   FORM 10-K

(Mark One)

[ ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended December 31, 1998

                                      OR
[X]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

            For the transition period from __________ to __________

                         Commission File No. 000-28278
                      AUTONOMOUS TECHNOLOGIES CORPORATION
            (Exact Name of Registrant as Specified in its Charter)


            Florida                                 59-2554729
(State or other jurisdiction          (I.R.S. Employer Identification No.)
of incorporation or organization)

          2800 Discovery Drive                         32826
            Orlando, Florida                         (Zip Code)
(Address of Principal Executive Offices)


      Registrant's telephone number, including area code: (407) 384-1600

               Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of Each Exchange
          Title of Each Class                     on Which Registered
          -------------------               -----------------------------
     Common Stock, $.01 par value           NASDAQ National Market System

          Securities registered pursuant to Section 12(g) of the Act:
                                     NONE
                                _______________

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X ]

     The aggregate market value of Common Stock held by non-affiliates of the Registrant on March 19, 1999 was approximately $54,161,424 based on the last sales price reported for such date on the NASDAQ National Market System. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant, have been excluded in that such persons may be deemed to be affiliates. On March 19, 1999, there were 13,391,817 shares of Common Stock issued and outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE
                                     None

================================================================================

       Autonomous Technologies Corporation: 1998  10-K  TABLE OF CONTENTS
                                            -----------------------------

ITEM 1.  BUSINESS............................................................................   4

 Overview....................................................................................   4
 LVC Product - the LADARVision System........................................................   6
 Market in the United States.................................................................   7
 The Company's Business Strategy and Distribution Plans......................................   8
 Clinical Trials.............................................................................   9
 Research and Development....................................................................  10
 Manufacturing...............................................................................  11
 Sales and Marketing; Customer Service.......................................................  12
 Competition and Historical Market Development...............................................  13
 Relationship with CIBA......................................................................  14
 Patents and Proprietary Intellectual Property...............................................  15
 Patent Litigation and Technology Licenses...................................................  16
 Government Regulation.......................................................................  16
 Product Liability and Insurance.............................................................  18
 Employees...................................................................................  18
 Legal Proceedings...........................................................................  19
 Financial Information.......................................................................  19
 Risk Factors................................................................................  20

ITEM 2.  PROPERTIES..........................................................................  32

ITEM 3.  LEGAL PROCEEDINGS...................................................................  32

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................  32

ITEM 5.  MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.........  33

ITEM 6.  SELECTED FINANCIAL DATA.............................................................  36

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS..........................................................................  36

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........................  44

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................................  44

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
         DISCLOSURES.........................................................................  45

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................................... 46

 Other Key Personnel of the Registrant........................................................ 49

ITEM 11. EXECUTIVE COMPENSATION............................................................... 50

 Summary Compensation Table................................................................... 50
 Option Grant Information..................................................................... 51
 Option Exercises in the Last Year and Year End Option Table.................................. 51
 Compensation Committee Interlocks and Insider Participation.................................. 52
 Director Compensation........................................................................ 52
 Report of the Executive Compensation Committee on Executive Compensation..................... 53
 Stock Price Performance Graph................................................................ 55

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......................  57

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................................  59

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND CURRENT REPORTS ON FORM 8-K.............  61

SIGNATURES....................................................................................  64

INDEX TO FINANCIAL STATEMENTS................................................................. F-1

                                    Page 3

                                    PART I


ITEM 1.  BUSINESS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements containing terms such as "believes," "does not believe," "plans," "intends," "estimates," or "anticipates" are considered to contain uncertainty and are forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of important factors that could affect the Company's results, please refer to the Overview section, the Management's Discussion and Analysis of Financial Condition and Results of Operations, and the Risk Factors section.

Overview

Autonomous Technologies Corporation ("Autonomous" or the "Company"), a Florida corporation formed in 1985, has been engaged since 1993 in the design and development of the next generation of excimer laser instruments for laser vision correction ("LVC") to reduce or eliminate a person's dependence on eyeglasses or contact lenses. The Company's technology combines eye tracking with a narrow beam excimer laser to treat common refractive vision disorders such as myopia (nearsightedness), hyperopia (farsightedness) and astigmatism (blurred vision). The Company's objective has been to improve refractive surgical outcomes for these conditions over those achieved by earlier LVC systems. Clinical results obtained on the LADARVision System for myopia and myopic astigmatism demonstrate clinical superiority over any label data from such earlier LVC systems.

Vision correction is one of the largest medical markets, with approximately 136 million people in the United States using eyeglasses or contact lenses. Within this group, approximately 60 million people are myopic. Industry sources estimate that Americans spend approximately $13 billion, at retail prices, on eyeglasses, contact lenses and other vision correction products and services each year.

The Company's marketing strategy is designed to broaden the penetration of the LADARVision(R) System in the refractive surgery market by offering better clinical outcomes to surgeons and patients than is currently available and by significantly reducing the up-front cost to the ophthalmologist of current LVC systems. This marketing strategy would allow physicians to utilize the LADARVision System by paying a modest advance procedure fee for the equipment and paying a per procedure service fee thereafter. In 1997, the Company and CIBA Vision Group Management, Inc., which subsequently merged into CIBA Vision Corporation, ("CIBA"), a subsidiary ultimately of Novartis, Ltd. of Basel, Switzerland, conducted a market research project that buttresses those performed in 1995 and 1996 demonstrating that there is significant interest in both the clinical outcomes achieved in Phase III clinicals by the LADARVision System and the pricing strategy of lower up-front costs and competitive procedure fees. The Company may, however, elect to change this marketing strategy on a country-by-country and account-by-account basis depending on applicable law and regulation, tax considerations, and competitive conditions.

In 1994, the Company entered into a strategic alliance with CIBA for the worldwide co-promotion of the LADARVision System. CIBA invested an aggregate of approximately $6.3 million in cash and services in the Company. As a result of this investment, CIBA owns approximately 14% of the Company's Common Stock at December 31, 1998, not including shares that may be issuable to CIBA in 1999. See "Item 13. - Certain Relationships and Related Transactions." With experience in physician and retail marketing and the second largest worldwide market share for contact lens and lens care products, CIBA provides the Company with credibility and awareness in both the ophthalmic and consumer markets. Under the strategic alliance, the Company plans co-promotion strategies, such as product tie-ins, joint advertising and shared exhibit space, on a project-by-project basis. The Company retains the worldwide marketing rights for its LADARVision System.

Pending Acquisition by Summit Technology. On October 1, 1998, the Company agreed to merge with a subsidiary of Summit Technology, Inc., subject to approval of the transaction by the stockholders of both companies. The Company's stockholders will receive part stock in Summit and part cash in exchange for shares of Autonomous common stock the stockholders they own at the merger closing under a formula based on the average closing price of Summit for the five day period prior to closing.

The total merger consideration is 11,650,400 shares of Summit common stock and an equal amount of value in cash, up to a maximum of $50 million in cash. Assuming the holder of the Company's Series I convertible preferred stock purchased in August 1998 elects to have its shares of Series I convertible preferred stock converted into Autonomous common stock assuming that the Summit common stock is valued at $4.29 per share, and making certain assumptions about our stock options and warrants, each share of Autonomous common stock will be exchanged for approximately .77 shares of Summit stock and approximately $3.17 in cash. The amount of consideration is subject to certain adjustments based on the number of shares outstanding, including equivalent shares relating to options and warrants and any outstanding cash advances by Summit to the Company. The actual amounts will be based on the average closing price of Summit common stock before closing.

Under the terms of the merger agreement, the Company must pay Summit a termination fee of $2.6 million in cash if the merger agreement is terminated in either of the following circumstances:

     . the Autonomous stockholders have not approved the merger by April 30, 1999 and a proposal by a third party for an alternative transaction has been made prior to the Autonomous Special Meeting of Stockholders that will be called in order to vote on the merger agreement; or
     . Autonomous materially breaches any representation or warranty in the merger agreement or fails to comply with any of its obligations under the merger agreement if these result in a material adverse change incapable of being cured by the Company.

FDA and Canadian Approval. On November 2, 1998, the Company received PMA approval from the FDA for the use of the LADARVision System in the United States for the treatment of mild to moderate myopia (-1 to -10 diopters) with or without astigmatism (up to -4 diopters) with photorefractive keratectomy (PRK). On November 3, 1998, the Company also received a

Medical Device License from the Canadian Therapeutic Products Directorate for the LADARVision System. The License application was for mild to moderate myopia (-1 to -10 diopters) and astigmatism (up to -6 diopters).

LVC Product - the LADARVision System

The Company's LADARVision System incorporates technology that can be used in both laser in-situ keratomileusis ("LASIK") and photorefractive keratectomy ("PRK"). Both procedures ablate corneal tissue. In the LASIK procedure, the physician partially removes a frontal layer of tissue that includes the epithelium and some corneal tissue, creating a "flap." The laser then ablates the corneal tissue under the flap. After the corneal tissue is ablated, the flap is replaced. In PRK, the physician removes just the epithelial layer before performing the corneal ablation. The epithelial layer is regenerated as part of the healing process. The Company's LADARVision System received FDA approval for PRK and the Company is conducting clinical studies to gain data to submit to the FDA to enable the device to be approved for LASIK as well.

The Company's LADARVision System combines high speed, laser radar eye tracking with narrow beam shaping to form its new and proprietary technology platform. The LADARVision System is designed to address a need for sophisticated eye tracking to compensate for eye movement during surgery, including saccadic eye movements. Saccadic eye movements are very rapid, involuntary and random in amplitude and direction and are not suppressed or reduced by medication used during LVC. These eye movements degrade predictability and visual quality from the procedure. The Company believes that the LADARVision System provides higher accuracy ablation by virtually eliminating decentration and shaping error caused by eye movement. Additionally, the narrow beam excimer provides a smooth ablation, and the Company's shaping algorithms offer high speed ablations to minimize surgical duration while retaining high pointing accuracy to achieve predictable shaping.

The Company believes the LADARVision System will yield more stable, predictable results with less post-operative regression, potentially improving visual quality and clinical outcomes for low to moderate myopia compared to first generation excimer laser LVC systems manufactured and sold by competitors. On November 2, 1998, the Company received PMA approval from the FDA for the use of the LADARVision System in the U.S. for the treatment of low to moderate myopia with astigmatism. The Company's approval is for low to moderate myopia (up to - 10 diopters) and astigmatism (up to -4 diopters). Data from LADARVision Phase III clinical trials are supportive of improved stability and predictability for low to moderate myopia patients compared with other data supporting FDA approvals of LVC systems for similar indications. Further, the Company believes extensions of its LADARVision technology platform may yield even greater improvements in patient results for vision disorders that require more complex corneal reshaping such as hyperopia, astigmatism and the many combinations of hyperopic and myopic sphere and cylinder.

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

The Company's proprietary software in the LADARVision System is a user friendly, 32-bit Windows-based(1), graphical user interface incorporating high resolution, real-time imaging of both the tracked and untracked eye images. The software is designed with full patient database features and unique eye tracker information available to identify and count surgical procedures on humans.

Market in the United States

The principal market for LVC is the correction of refractive vision disorders such as myopia, hyperopia and astigmatism. Estimates from trade publications indicate that more than 136 million people in the United States wear eyeglasses or contact lenses to correct refractive vision disorders, and 60 million are myopic. A substantial majority of this myopic patient population have myopia from 1 to 13 diopters, the level of myopia for which the U.S. Food & Drug Administration ("FDA") has currently approved LVC treatment. In the United States alone, consumers spend approximately $13 billion on eyeglasses, contact lenses and other vision correction products and services each year. The Company believes a receptive segment of the consumer market to LVC will be contact lens wearers and eyeglass wearers who were unsuccessful at wearing contact lenses, because they have already pursued an alternative to eyeglasses. Approximately 26 million people in the United States wear contact lenses, and nearly an equal number have discontinued contact lens use.

The Company believes that approximately 400,000 LVC procedures were completed in the United States during 1998, up from approximately 200,000 procedures in 1997 and 100,000 in 1996. Industry sources forecast that approximately 700,000 procedures will be performed in the United States in 1999. With a substantial increase in the number of procedures performed per machine in the United States during both 1998 and 1999, it is also believed that ophthalmologists will accelerate their efforts to secure access to an LVC system, to obtain the requisite training and to offer the procedure to their patients and referral sources such as optometrists. The Company believes many ophthalmologists are seeking new sources of practice revenue as a result of a decline in Medicare reimbursement for cataract surgery and are looking to maintain local market position as refractive surgery becomes widespread. The Company believes that for practices that do not already derive a majority of their revenue from refractive surgery, it offers practitioners the largest significant new revenue opportunity for their practices in the near future.

The current price to the patient of an LVC procedure in the United States is approximately $1,900 to $2,300 per eye, although there is significant price variation by local market. The lower price is more typical for PRK and the higher one more typical for LASIK. Vision correction is generally paid for by the individual receiving treatment ("patient pay") without reimbursement
----------
(1) Windows is a registered trademark of Microsoft Corporation from governmental or other third-party health care payors.

The Company's Business Strategy and Distribution Plans

The Company's objective is to become the leader in the treatment of refractive vision disorders through the commercialization of its LADARVision System. The principal elements of the Company's strategy are as follows:

     .Seek Market Acceptance Through Innovative Marketing Strategy. In order to broaden market acceptance of the LADARVision System, the Company has developed an innovative marketing strategy which is directed toward reducing the initial cost to the ophthalmologist. Under the Company's marketing approach, the physician would pay a modest advance procedure fee as well as an ongoing per procedure service fee. This approach permits the physician to obtain the LADARVision System without either a substantial capital investment or the risk that the equipment and technology purchased will become obsolete, both of which can create barriers to physician acceptance. The Company believes that this marketing strategy, combined with comparable total cost of ownership, may appeal to physicians who have already purchased a first generation LVC instrument and have established an LVC component to their practice but wish to utilize the advanced features contained in the Company's LADARVision System.

     .Accelerate Clinical Trials and the Regulatory Process. The Company has conducted a strategy of accelerating the completion of the regulatory process by conducting concurrent trials at a select group of institutions in the United States and one in Europe that have had prior clinical trial experience in the use of excimer lasers for LVC. By concentrating its efforts in a limited number of experienced institutions and conducting extensive data review and site audits, the Company believes that it can attain better accountability over the clinical process and ensure high data integrity. The Company believes a combination of highly accountable data with efficacious results has expedited the regulatory review process. The Company submitted its PMA application and on February 13, 1998 the Ophthalmic Devices Panel recommended to the FDA that approval be granted. The FDA approved the Company's PMA for the use of the LADARVision System in the treatment of mild to moderate levels of myopia (-1 to -10 diopters) with or without astigmatism (up to -4 diopters) on November 2, 1998.

     .Leverage Technology Platform to Expand Indications for Use. The Company has begun clinical trials to pursue additional clinical indications for its LADARVision System, such as hyperopic astigmatism and LASIK. The Company may pursue additional clinical indications such higher ranges of myopia and hyperopia, and presbyopia (need for bifocals or reading glasses). The Company believes that its proprietary combination of eye tracking and narrow beam laser technology is well suited to addressing these additional indications, and that its existing LADARVision System could be adapted for additional indications with software upgrades.

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

The Company initiated LADARVision System pre-clinical trials in primates in late 1994. In January 1995, the Company began a Phase I trial on five blind eyes and then conducted a sighted eye study under the direction of Dr. Ioannis Pallikaris, an associate professor of ophthalmology at the University of Crete, Greece and co-inventor of the LASIK procedure. The Company was granted an investigational device exemption ("IDE") by the FDA in January 1996 to begin clinical trials in the United States. The Company then conducted a Phase II confirming trial in the U.S. under the direction of Dr. Marguerite McDonald, the Company's Medical Director. Following the Phase II surgeries and data submission, the FDA permitted the Company to begin Phase III surgeries on 500 human eyes at up to seven U.S. sites. The Company's investigators carried out Phase III surgeries between October 1996 and May 1997.

Clinical Trials Results. The FDA's primary measure of efficacy regarding LVC is the uncorrected visual acuity ("UCVA"), or the percentage of patients who can read to the specified levels on the standard Snellen eye chart post-operatively with no additional refractive correction. The FDA has concluded that certain percentage levels of patients achieving 20/20 and 20/40 of UCVA constitute efficacy. The Company's clinical results surpass levels used by the FDA to denote an efficacious product.

The efficacy data from the Company's Phase III study were compiled on all the primary eyes treated. Certain twelve-month post-operative results of the measure of uncorrected visual acuity are as follows:

  Myopia only
  % of eyes reaching 20/40 (good)          98%
  % of eyes reaching 20/20 (optimal)       71%
  Myopia with astigmatism
  % of eyes reaching 20/40 (good)          95%
  % of eyes reaching 20/20 (optimal)       59%

The FDA's primary measure of safety regarding LVC is the best spectacle corrected visual acuity ("BSCVA"), or the percentage of patients treated who lose the ability to read as far down the standard eye chart post-operatively as they previously could. The FDA has concluded that a 2 line (or more) loss on the eye chart is a compromise of visual function and has set an upper limit of such effect to denote safety. The Company's clinical results show a small number of patients losing 2 or more lines of BSCVA and it falls within the FDA's measure.

Another key part of the information for the FDA about an LVC system is the stability of results for patients. The mean manifest refraction in both the Greek and U.S. trials changed less than diopter in any three month post-operative interval.

See "Business - - Other Key Personnel of the Registrant" for more information on the

Company's medical and regulatory advisors and employees.

Research and Development

Since 1993, the Company has spent significant resources on research and development, including clinical testing on the LADARVision System. In the three years ended December 31, 1998, the Company spent $3.5 million, $3.0 million, and $3.8 million, respectively, on research and development. Total expenditures on research and development on the LADARVision System from 1994 through the end of 1998 have been $14.1 million. The Company currently has R&D projects ongoing in three major areas, as described below.

Additional indications: hyperopia, hyperopic astigmatism and LASIK. The Company is pursuing additional treatment indications for its LADARVision System. In addition to mild and moderate levels of myopia (up to -10 diopters) with or without astigmatism (up to -4 diopters), which received FDA PMA approval in November 1998, clinical trial surgeries are underway for hyperopia and hyperopia with astigmatism. Additionally, many of these hyperopic surgeries are being done using the LASIK technique in order to support an FDA label indication that the LADARVision System is compatible with that popular surgical technique.

Engineering improvements. The Company continues to spend significant amounts on engineering to improve the LADARVision System in order to enhance its performance in clinic operation and to improve manufacturability and serviceability. Operational performance improvements include not only electrical/electronic and optical performance, but also physician requested features to further enhance ease of use.

CustomCornea(TM). The Company is actively developing CustomCornea, a patent pending technology designed to further extend the precision and flexibility of the LADARVision System by incorporating advanced eye measurement technology.
The advanced eye measurement technology will allow CustomCornea to determine the more subtle errors of the human visual system. With this information, the Company can generate custom ablation patterns ideally suited for individual patients. CustomCornea is intended to offer correction of the degrading effects of complex corneal topographical anomalies, including irregular astigmatism. The Company believes that CustomCornea will improve the night vision performance of patients over current LVC performance. The Company has applied for a patent covering certain aspects of this technology and certain claims of that application were allowed in 1997. During 1997, the Company conducted a successful clinical trial of the measurement aspects of the CustomCornea concept on approximately 100 eyes with a prototype device. During 1998, the Company has studied the resultant data from the diagnostic measurements obtained in 1997 and developed the algorithms for custom ablations. In early 1999, the Company anticipates conducting pre-clinical surgeries on a small number of patients in order to evaluate the feasibility of the treatment. In late 1999, the Company plans to apply to the FDA for the necessary approvals. The Company believes that CustomCornea corrections offer the promise of increasing contrast sensitivity, improved night vision and uncorrected visual acuity beyond that offered by current technology.

The Company's long term research and development plan includes extension of the CustomCornea and LADARVision technology to include multi-focal correction of presbyopia. Presbyopia is the need for reading glasses. The CustomCornea technology has measurement features that the Company believes will aid in the development aspects of presbyopic correction. The correction of presbyopia would require ablation of a highly complex and precise shape which the Company believes may be achievable using LADARVision technology. The Company's plan to develop presbyopic correction treatment is a multi-year development project.

Manufacturing

The Company's manufacturing operations consist of assembly, inspection and testing of parts and system components to assure performance and quality. Most parts and system components are supplied by outside vendors. A completed system must pass a series of final integration and system tests prior to shipment.

The laser component in the LADARVision System has been custom designed for the Company for high performance and small size. The Company funded the development of this laser and owns the design of the laser component, including all drawings and trade secrets relating to the design and manufacture of the laser component. The laser component is currently manufactured by a small U.S. manufacturer that specializes in manufacturing excimer lasers. The Company agreed to purchase 50 laser components for this small company before purchasing laser components from other manufacturers or making the laser component itself. To date, the Company has purchased approximately 30 of the 50 laser components, in whole or in part. Either the Company or this manufacturer (as the non-breaching party) may terminate this relationship in the event of an uncured breach of the manufacturing agreement. This agreement continues until the Company has purchased 50 laser components. The Company decided to use a single manufacturer for the laser component in order to achieve economies of scale in the manufacture of the laser component and to assure better control of the quality of the laser component. Achieving economies of scale and controlling the quality of the laser component are and will continue to be important factors and will significantly influence the Company's decision whether to engage another manufacturer (or manufacture the laser component itself) after the Company has met its obligation to purchase 50 laser components from this manufacturer. In order to protect itself against this manufacturer being unable to manufacture the laser component, the Company required this manufacturer to lease a separate facility for the manufacture of the laser component and to assign to the Company a security interest in all of the equipment, drawings and inventory relating to the manufacturing of the laser component as well as the facility lease. The Company also placed two of its engineers at this manufacturer, beginning in November 1997, for approximately six months in order for these engineers to learn and document all of the details of manufacturing the laser component. The Company does not currently have its engineers working at this manufacturer on a full-time basis. However, the two engineers have returned to this manufacturer for further documentation, and the Company anticipates its personnel returning to this manufacturer on occasion in the future. If this manufacturer is unable to supply the laser components as required by the Company, it believes it has the ability to promptly step in and manufacture the laser component on its own or have another qualified manufacturer make the laser components at the current site where the laser components are manufactured. With these protective measures in place, the Company does not believe there is a significant risk that it will be unable to obtain laser components form a qualified manufacturer or make such components itself in the event that this manufacturer cannot make the laser components. However, this transfer process could take several months.

In addition to the excimer laser, the most significant component of the LADARVision System is the optical module. The LADARVision optical module was originally built and tested by the Company. During 1996 and 1997, the Company outsourced the optical module to a sole source supplier to improve manufacturability and serviceability and to achieve higher performance and begin positioning the Company to enter higher volume manufacturing. If this supplier is unable to meet the Company's demand, the Company's ability to build LADARVision Systems would be adversely affected. The Company wrote the LADARVision System software and intends to protect this software as a trade secret. The balance of the LADARVision System, consisting of common, non-proprietary components purchased from third parties, is assembled and tested by the Company.

In 1997, the Company leased a newly constructed main office and production facility of approximately 25,000 square feet. The new facility will enable the Company to maintain sufficient inventory levels and to achieve production rates required for commercial placements. See Item 2 - Properties.

The Company will be required to expand its assembly and test capabilities to achieve the capacity required for commercial production of the LADARVision System in the United States. During 1998, the Company experienced delays in the production of LADARVision Systems in order for it to implement its Quality System Regulation (QSR) systems, undergo FDA site and QSR system inspection, and complete implementation of several engineering changes. The Company substantially completed the engineering changes and QSR system by the end of summer 1998. The Company's FDA site inspection was completed in 1998. The FDA approved the Company's PMA for the use of the LADARVision System in the treatment of mild to moderate levels of myopia (-1 to -10 diopters) with or without astigmatism (up to -4 diopters) in November 1998. There can be no assurance that the Company will not continue to experience such production and ongoing FDA inspection difficulties as it converts from a research and development operation into a commercial manufacturing operation. In addition, the Company must continue to meet the FDA's QSR regulations in order to ship systems for use in the United States. If any of the Company's suppliers of significant components or sub-assemblies cannot meet the quality requirements of the Company, the Company could experience delays in producing commercial systems for the domestic market. The Company has received its ISO 9001 certification. ISO 9000 series certification is required to obtain the CE Mark which is necessary for marketing products in European Community countries.

Sales and Marketing; Customer Service

The Company plans to employ its own sales and service personnel to launch the LADARVision System. The Company and CIBA intend to co-promote their products at industry meetings. The Company believes that affiliation with the CIBA Vision name in ophthalmic products will initially assist it in gaining attention and added credibility from ophthalmologists who have an interest in LVC. CIBA markets a line of products that can be used by practitioners performing LVC. These products include topical anesthetics, post-operative wound healing compounds and bandage contact lenses, some of which were used by physicians in the Company's clinical trials.

The Company is actively building its capabilities in both sales and service. There are a limited number of experienced service personnel available in the workforce. The Company is providing training for both sales and service personnel in order to familiarize them with the

LADARVision System to increase their long-term productivity.

Competition and Historical Market Development

The laser vision correction industry in the United States fully emerged in 1995 when Summit received FDA approval to market its system for phototherapeutic keratectomy in March of that year and for low to moderate nearsightedness in October of 1995. Prior to that time, both Summit and VISX had sold systems outside the United States and had been involved in the extensive process of clinical trials in the United States. In March 1996, VISX received FDA approval for low to moderate nearsightedness and began its United States marketing efforts. FDA approvals have been a critical aspect of the market development. In April 1997, VISX received an additional approval for astigmatism. The Summit system was approved for astigmatism in March 1998. The Company believes that the earlier approval for astigmatism gave VISX a competitive advantage in marketing its laser systems in the United States.

Based on industry trade publications, the Company believes that VISX now dominates the United States market for LVC procedures performed with an estimated 75% share of the market with Summit having the remaining 25%.

VISX received FDA approval for farsightedness in November 1998 and is the only LVC equipment supplier that has FDA approval to treat farsightedness. The Company believes that if it receives approval from the FDA for farsightedness, it will not receive such approval until late 1999. VISX may have a competitive advantage in the marketplace until Summit or the Company receive FDA approval for farsightedness.

Nidek, Incorporated, a subsidiary of NIDEK Co., LTD of Japan, recently received FDA approval for its LVC system for low to moderate nearsightedness without astigmatism. Two other companies, Bausch & Lomb's Surgical Division and Lasersight, Incorporated have applied for FDA approval for their LVC systems. More entrants in the market will likely have the effect of increasing competition in the industry.

Another aspect of market development has been in the technology area, which appears to be moving from the original "wide beam" technology (or variations thereof) characterized by the Summit and VISX systems, to the small spot "scanning" systems such as the LADARVision System.

The Company does not yet know how the LVC market in the United States will accept the LADARVision System since only a limited number of systems have been in operation in the United States for clinical trials. Owners of VISX or Summit systems may be reluctant to change to the LADARVision System because of the significant capital investment they have already made or their familiarity with the equipment and inconvenience of changing to a new system. If other providers of LVC systems are able to manufacture and market the LADARVision System, the Company could experience a significantly lower market share than it otherwise anticipated.

Other technologies could present significant competition to laser vision correction such as implantable ring devices (which have achieved approvable status at the FDA panel level) and implantable contact lenses. These technologies may be less expensive than LVC for both patients and physicians.


The table below summarizes the product features and FDA approvals for LVC systems currently approved by the FDA.

                                        Autonomous           Summit           VISX          Nidek
                                 -----------------------------------------------------------------
Model Name                             LADARVision         Apex Plus         Star S2        EC-5000
Weight (lbs.)                          799                 1,399             1,597          1,430
Beam Size                              Narrow              Wide              Wide           Wide
Beam Shaping                           Programmable shot   Iris &            Iris, slit &   Iris & slit
                                       pattern             ablatable mask    beam splitting

Eye tracking                           Active (LADAR)      None              None           None
FDA Approval Status (diopters):
Myopia                                 -10                 -7                -12            -13
Myopia with astigmatism                -4                  -4                -4             No
Hyperopia                              No                  No                +6             No
Hyperopia with astigmatism             No                  No                No             No
LASIK                                  No                  No                No             No

In the past, in order to gain market share, one competitor offered a discount on the price of their system if the buyer "traded-in" a competitive system. The Company may find, upon its entry to the U.S. or foreign markets, that competitive conditions require it to similarly modify its normal economic terms in order to induce owners of previous laser models to make the change to a LADARVision System.

Several of the Company's potential competitors, such as Summit, VISX, Bausch & Lomb, and Nidek have substantially greater resources than the Company. These resources could be used to make it difficult for the Company to gain market share in the LVC equipment market and procedure market.

Relationship with CIBA

The Company and CIBA entered into an agreement in 1994 whereby CIBA purchased certain securities of the Company for $4,000,000. CIBA subsequently converted these securities into 1,256,550 shares of common stock. In 1995, CIBA and the Company replaced their existing agreement with a new Strategic Alliance Agreement. Under the new agreement, CIBA advanced $1,000,000 to the Company and agreed to provide in-kind services worth over $1,000,000 over a three-year period.

In addition, CIBA has agreed to allow the Company to use the CIBA Vision(R) and CIBA Vision Ophthalmics(R)(2) trademarks to promote its ophthalmic refractive laser products for the duration of the agreement (eight years unless terminated earlier). As part of the in-kind services to be provided by CIBA, it has provided the Company with exhibit space at appropriate ophthalmic
----------
(2) CIBA Vision and CIBA Vision Ophthalmics are registered trademarks of Novartis, Ltd.

conventions or congresses attended by CIBA worldwide and participate in co-promotional activities with the Company.

The Strategic Alliance Agreement provides that the Company shall pay commissions to CIBA on all ophthalmic refractive laser equipment revenues, including patient procedures fees, net of license fees to IBM, Summit and VISX, in the amount of 6% of such revenues. The CIBA commissions are limited to an aggregate of $10,000,000. The agreement may be terminated by CIBA under certain circumstances. See "Item 13. - Certain Relationships and Related Transactions."

Patents and Proprietary Intellectual Property

The Company's LADARVision eye tracking and excimer shaping technologies are the product of several years of contract research and development for the Strategic Defense Initiative and the National Aeronautic and Space Administration. The Company has retained all commercial rights to these technologies and has filed a total of thirteen patent applications in the United States. Six of the thirteen United States patent filings have resulted in patents being issued to the Company. The earliest of these patents will expire in 2012, and the latest will expire in 2018. Several other filings have received an indication of allowable subject matter. The Company has also filed numerous foreign patent applications related to these technologies in foreign jurisdictions.

The patent applications generally relate to the following areas:

     .A cartridge excimer laser device for high serviceability

     .Fast response eye tracking

     .Fast and accurate optical narrow beam delivery system with tracking

     .Ablation with shot pattern, with minimal sensitivity to ablation debris

     .The algorithm for shaping with arbitrary combinations of plus and minus

     .sphere and cylinder

     .CustomCornea

     .Measuring vision defects of a human eye

The Company's ability to protect its proprietary tracking and small-beam technology as trade secrets is critically important to differentiating its technology from earlier-to-market LVC systems. Both in the United States and worldwide there is a large field of prior art covering methods and apparatus for performing corneal surgery with ultraviolet laser ablation.

The Company's success will depend in part on its ability to obtain patents for its products and processes, to preserve its trade secrets and to operate without infringing the patent rights of third parties.

Patent Litigation and Technology Licenses

Summit and VISX, two of the Company's competitors, formed a domestic partnership, Pillar Point Partners, in 1992 to pool certain of their respective patents related to corneal sculpting technologies. On October 24, 1996, the Company filed suit in the United States District Court for the District of Delaware against Pillar Point Partners, Summit and VISX alleging noninfringement, unenforceability and invalidity of certain of the patents held by Pillar Point Partners. On June 8, 1998, Summit and VISX announced that they had reached agreement on the dissolution of their partnership. As a part of the dissolution of Pillar Point Partners, Summit and VISX granted each other a worldwide, royalty free cross-license whereby each party will have full rights to license all existing patents owned by either company relating to LVC for use with their systems. On September 24, 1998, VISX filed a counterclaim in the Company's 1996 suit seeking a declaratory judgment of infringement by the Company and preliminary and permanent injunctions. The Company believes that after the merger the cross-license with VISX held by Summit pertaining to the VISX patents will render moot the claim that the Company infringes on VISX patents for the Company's activities after the merger. As of November 9, 1998, the Company and VISX agreed to stay the litigation until the earlier of the Summit/Autonomous merger, termination of the merger or May 1, 1999. During this period, the Company has agreed not to deliver LADARVision Systems in the U.S.
If the merger does not occur, a judgment in favor of VISX could have a material adverse effect on the Company's business, financial condition and results of operations.

During 1996, the Company licensed patents related to ultraviolet laser ablation of biological material from IBM. In 1997, IBM sold certain intellectual property to Lasersight, Inc., which also makes LVC equipment. The Company has been informed by IBM that while the laser ablation patent and certain licenses thereto were included in the sale to Lasersight, Inc., the Company's license is still owned by IBM. Under the terms of the license with IBM, the Company has an automatic right of renewal in 2000 for another four year term, subject to a fixed limit increase in the royalty rates thereafter. Upon expiration of the second term, the patent will have expired.

The Company may need to negotiate licenses for additional patents in order to sell, lease or use the LADARVision System in certain markets. There can be no assurance that the Company will be successful in securing licenses for these patents or, that if the Company does obtain licenses for these patents, that such licenses will be on terms acceptable to the Company. An inability to license these patents might have a material adverse effect on the Company's business, financial condition and results of operations.

Government Regulation

Food and Drug Administration. Before medical devices can be marketed and sold in the United States they must be subjected to rigorous pre-clinical and clinical testing in order to satisfy regulatory requirements imposed by the FDA and, to a lesser extent, by certain state regulatory authorities.

Medical devices are classified by the FDA as Class I, II or III based upon the extent of regulatory review necessary to reasonably ensure their safety and effectiveness. Class III devices are subject to the most stringent regulatory review and cannot be marketed for commercial sale in the United States until the FDA grants a PMA for the device. The Company's LADARVision System, which received PMA approval in November 1998, is such a Class III device.

The process of obtaining approval of a PMA application is lengthy, expensive and uncertain. It requires the submission of extensive clinical data and supporting information to the FDA. Human clinical studies may be conducted only under an FDA-approved IDE (Investigational

Device Exemption) and must be conducted in accordance with FDA regulations. In addition to the results of clinical trials, the PMA application includes other information relevant to the safety and efficacy of the device, a description of the facilities and controls used in the manufacturing of the device, and proposed labeling. After the FDA accepts a PMA application for filing and reviews the application, a public meeting may be held before an FDA advisory panel comprised of experts in the field. After the PMA is reviewed and discussed, the panel issues a favorable ("approvable") or unfavorable ("not approvable") recommendation to the FDA and may recommend conditions. Although the FDA is not bound by the panel's recommendations, it historically has given them significant weight. Products manufactured and distributed by the Company pursuant to a PMA will be subject to extensive, ongoing regulation by the FDA.

The FDA enabling legislation, the Food, Drug and Cosmetic Act, also requires the Company to manufacture its products in accordance with its QSR quality system regulations. The Company's facilities will be subject to periodic, surprise inspections by the FDA. These regulations impose certain procedural and documentation requirements upon the Company with respect to manufacturing and quality assurance activities. Additionally, product and procedure labeling and all forms of promotional activities are subject to examination by the FDA, and current FDA enforcement policy prohibits the marketing of approved medical devices for unapproved uses. Noncompliance with these requirements may result in warning letters, fines, injunctions, recall or seizure of products, suspension of manufacturing, denial or withdrawal of PMAs and criminal prosecution.

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

The Company has submitted its PMA application for its initial indications of myopia and astigmatism. On February 13, 1998, the FDA's Ophthalmic Devices Panel reviewed the application and unanimously recommended that the FDA grant the PMA approval for myopia up to -8 diopters and astigmatism up to -4 diopters. Subsequently, upon submission of additional data, the FDA indicated that the Company's initial approval would be to -10 diopters of myopia. On November 2, 1998, the FDA approved the Company's PMA for the use of the LADARVision System in the treatment of mild to moderate levels of myopia (-1 to -10 diopters) with or without astigmatism (up to -4 diopters).

The Company's principal business facilities are located in Florida. The State of Florida, Department of Health, Office of Radiation Control monitors reporting and record keeping requirements applicable to the Company.

The Company believes that some foreign jurisdictions in which it anticipates marketing the LADARVision System may impose restrictions on the marketing and sale of medical laser devices and may require certain filings and other information and procedures before a product can be sold to the public. The member countries of the European Community have implemented regulations requiring that medical products receive certifications necessary to affix the CE mark to the device by June 14, 1998. The CE mark has gained acceptance as an international symbol of adherence to quality assurance standards and compliance with applicable European medical device directives. Certification under the ISO 9000 series of standards for quality assurance and manufacturing processes is one of the CE mark requirements. The Company has received ISO 9001 certification and plans to apply for the CE mark within the next nine months.

In November, 1998, the Company received a Medical Device License from the Canadian Therapeutic Products Directorate for its LADARVision System. The Company's license application was for mild to moderate myopia (-1 to -10 diopters) and astigmatism (up to -6 diopters) as a Class III device.

Other Regulation. Sales, both domestic and international, manufacturing and product development of the LADARVision System also may be subject to federal regulations pertaining to exports, environmental matters and worker protection. In addition, state and/or local health and safety regulations may require that the Company obtain various permits.

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

Product Liability and Insurance

The Company's business involves the risk of product liability claims. The Company has not experienced any product liability claims to date. The Company maintains a "claims made" product liability insurance policy with coverage limits of $5 million per occurrence and $5 million in the aggregate. The inability of the Company to maintain adequate insurance coverage at any time or product liability or other claims in excess of the Company's insurance coverage could have a material adverse effect on the Company's business, financial condition and results of operations. Additionally, the Company has in the past and may in the future agree to indemnify certain medical institutions and their personnel who participate in the Company's clinical studies.

Employees

As of February 28, 1999, the Company had 88 full-time employees. Additionally, from time to time, the Company has retained the services of contract employees or consultants. The Company expects additional staffing during the remainder of 1999 to be primarily in the sales and marketing, customer service and production areas. No employees are covered by collective bargaining agreements, and the Company believes that it maintains good relations with its employees.

Legal Proceedings

The Company is involved in litigation relating to certain patents held by VISX. The Company believes that after the close of the proposed merger the cross-license with VISX held by Summit pertaining to VISX patents relating to laser ablation of corneal tissue will render moot the claim of VISX that the Company infringes on VISX patents for the Company's activities after the proposed merger. For a complete description of the litigation pending with VISX, see "Item 3. Legal Proceedings."

Financial Information

For complete information with respect to the Company's financial condition see the Company's Financial Statements and notes thereto beginning on page F-1.

Risk Factors

In evaluating the Company's business, prospective investors should carefully consider the following risk factors. This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements of plans, intentions and objectives by the Company and statements of future economic performance contained in this Prospectus should be deemed to be forward-looking statements. Statements containing terms such as "believes," "does not believe," "no reason to believe," "expects," "plans," "intends," "estimates," "anticipated," or "anticipates" are considered to contain uncertainty and are forward looking statements. Cautionary statements are made in certain sections of this document. These cautionary statements should be read as being applicable to all related forward looking statements wherever they appear in this document, the materials referred to in this document or the materials incorporated by reference into this Annual Report on Form 10-K.

*The merger with Summit may not occur. There is a risk that our merger with or into a wholly-owned subsidiary of Summit Technology, Inc. will not occur. This could be caused by any of several factors:

        . The merger transaction is subject to the approval of our stockholders and the stockholders of Summit. If the stockholders of either company do not approve, the acquisition will not take place.

        . If the acquisition is challenged by the Federal Trade Commission, Summit may elect not to acquire us or be barred from acquiring us.

        . Summit could terminate the merger agreement if we breach the agreement.

*If the merger does not occur, we may not be able to raise sufficient capital to continue operations. While the acquisition is pending, we are effectively unable to raise capital. If the merger transaction does not occur in a timely manner, we may have exhausted our capital resources and be unable to continue operations. This would occur on or about May 1, 1999 assuming that we continue to fully prepare for a commercial introduction of the LADARVision System in the United States.

*We will need additional capital to fund the placement of the LADARVision Systems and for operations if the merger transaction does not occur. Since our business strategy calls for the placement of the LADARVision Systems with ophthalmologists primarily under procedure fee agreements, we will be required to fund the direct manufacturing costs of each system, estimated to be $220,000 for each system. Although we intend to receive prepaid fees for the placement of each machine and to seek financing for additional balances of capital investment, such prepaid fees and funding will not cover the initial manufacturing and installation costs of each system. If the acquisition does not occur, we will be required to obtain financing before we can achieve high volume commercial use of LADARVision Systems.

Until such time as the cash provided from the procedure fees derived from LADARVision System placements is sufficient to cover our clinical, research, development and administrative expenses, we will need additional capital for funding our operations if the merger transaction does not occur. These expenses are currently running at approximately $1,500,000 per month with a limited production rate. Current capital market conditions and the continuing patent litigation with VISX may make it very difficult or impossible for us to raise capital in the amounts required to continue operating or to make a U.S. launch of the LADARVision System.

*Reliance on a single potential product if the merger does not occur. Currently our only significant planned product is the LADARVision System for refractive correction. Our existing plans assume that we will derive substantially all of our revenues from the LADARVision System. If we are unable to make significant commercial placements of the LADARVision System for vision correction, our viability will be jeopardized. Furthermore, if we are unable to successfully design, clinically test and gain FDA approval on various additional indications, such as hyperopia/astigmatism and LASIK, our future growth could be significantly limited.

*Patent litigation is costly and adverse outcomes could prevent us from selling our products in the United States. If we are a party to patent litigation, which may be significant and costly, as others have experienced in the LVC market, and if we have adverse determinations entered against us, we may be unable to manufacture and sell our products without obtaining licenses from third parties. In the alternative, we may or may not be able to negotiate, and thus obtain, the licenses we need in order to be able to manufacture and sell our products on terms favorable to us, if at all. If either of these occurred, the result could be to have a material adverse effect on our business, financial condition and results of operations.

We are currently a party to such patent litigation. In October 1996, we filed suit in the U.S. against Pillar Point Partners (a partnership formed in 1992 to pool certain of their respective patents related to corneal sculpting technologies), Summit and VISX alleging non-infringement, unenforceability and invalidity of certain of the patents then held within Pillar Point. On June 9, 1998, Summit and VISX announced that they agreed to dissolve Pillar Point, to be effected as soon as possible. As a part of the dissolution of Pillar Point, Summit and VISX granted each other a worldwide, royalty free cross-license. Under this cross-license, each party will have full rights to use all patents owned by either company relating to LVC for use with their systems. The dissolution of Pillar Point will not affect our lawsuit against VISX. In September 1998, VISX filed a counterclaim in our suit seeking declaratory judgment of infringement by us and preliminary and permanent injunctions. In November 1998, we dismissed our lawsuit without prejudice against Summit. There can be no assurance that we will prevail in this lawsuit as it remains in effect with respect to VISX and others, or that other such suits will not arise.

*Absence of operating history; expected future losses. We have incurred net losses since 1991. It is expected that we will continue to incur substantial losses for some time after we enter the United States market for laser vision correction, and there can be no assurance that we will attain profitability at any time in the future.

*Lack of significant revenues and profitability; going concern Accountants' opinion. We have generated limited revenues to date and we are therefore classified as a development stage company. As a result, our financial statements are presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 7. We must begin generating significant revenues before SFAS No. 7 permits dropping the development stage company designation. Additionally, our independent certified public accounting firms have modified their reports on our consolidated financial statements as of December 31, 1998 and 1997, stating that certain factors discussed in the notes to our audited financial statements raise a substantial doubt about our ability to continue as a going concern.

*Limited experience manufacturing LADARVision Systems; we rely on third party suppliers and a single manufacturer. We have very limited experience in manufacturing and have not yet demonstrated that we are capable of producing the LADARVision System in the quantities necessary to meet the contemplated demand for the LADARVision System. We rely on third party suppliers (subcontractors) to provide the components necessary to manufacture the LADARVision System. Our manufacturing operations consist primarily of the final assembly of out-sourced parts and components, followed by testing to assure field performance and quality control. In order to be able to commercially produce the LADARVision System, we would need to expand our current manufacturing capabilities.

We patented the cartridge containing the laser component of the LADARVision System, which is currently manufactured by a small company according to design documentation and specifications we own. We have the right to make, or have the laser component made, in the event this manufacturer is unable to deliver the number of laser components that we require.

In addition to the laser component, the most significant system component is the tracking hardware. Other components of the LADARVision System such as the stereo microscope, computer hardware and system casing are available from several sources. We may be unable to obtain sufficient quantities of these components or, if it becomes necessary, we may have difficulty changing from the current laser component manufacturer to another manufacturer. If these difficulties occur, we may experience reductions in manufacturing capability that could cause delays in clinical trials, regulatory approvals and commercialization. These delays would have a material adverse effect on our business, financial condition, and results of operations.

*Dependence on protections provided by patents and proprietary technology to differentiate the LADARVision System. Our success depends in part on our ability to obtain patents for our products and processes, to preserve our trade secrets and to operate without infringing upon the proprietary rights of third parties. In particular, our ability to differentiate the LADARVision System from existing LVC systems depends on our ability to protect our proprietary tracking and narrow-beam shaping technology.

We have filed fourteen U.S. and foreign patent applications related to several features of our eye tracking technology as well as to our narrow beam delivery, corneal sculpting methods and retinal image analysis. Six of these applications have resulted in the issuance of U.S. patents, which have expiration dates ranging from 2012 to 2018, and multiple claims for two additional U.S. patents have been allowed. It is uncertain whether or not any other patents will be issued, whether the scope of any patent protection will exclude competitors or whether they will provide meaningful competitive advantages to us. It is also uncertain if any of our patents will be held valid if subsequently challenged, or whether others will not claim rights in or ownership of our patents and other proprietary rights.

In both the U.S. and overseas, there are a number of patents covering methods, procedures and apparatus for performing corneal surgery with ultraviolet laser ablation. There are also existing patents in eye tracking and narrow beam excimer shaping. Patent positions in medical technology are generally uncertain and involve complex legal and factual questions. As a result, we do not know whether any of our pending patent applications will result in the issuance of any patents or whether issued patents will provide significant proprietary protection, or will be circumvented or invalidated. We cannot be certain that we were the first creator of inventions covered by our pending patent applications or that we were the first to file patent applications for such inventions since. This is because:

(1) patent applications in the U.S. are maintained in secret until the patent is granted, and
(2) publication of inventions in scientific or patent literature tend to lag behind patent grants by several months or even years.

*Our ability to manufacture and sell our products may be affected by the possible need to obtain technology licenses from VISX and others. In the event the merger transaction with Summit does not take place, depending upon whether our LADARVision System incorporates patented technology owned by VISX, and as may be required by any license agreement that we may enter into with VISX, we may be, or the LADARVision System users may be, required to pay royalties and per procedure fees to VISX for all procedures performed in the United States. We have not obtained a license from VISX as of this date. If we are required to obtain a license from VISX, we cannot yet determine if such a license will be granted, the per procedure fee, or other terms of such a license.

There may be other United States and foreign patents for which we will need to negotiate licenses in order to sell, lease or use the LADARVision System in certain markets.

There can also be no assurance that we or our customers will be successful in securing any licenses or, if such licenses are obtained, that they will be on terms acceptable to us or them. If our customers are unable to obtain licenses on favorable terms, or at all, they may not wish to have a LADARVision System placed with them. Thus, the failure by us or our customers to either obtain required licenses or to obtain licenses on favorable terms could have a material adverse effect on our business.

*Limited human clinical trial data in hyperopia and LASIK creates uncertainty as to whether or not we will be able to obtain FDA approval for these indications. We must complete substantial additional human clinical trials under rigorous protocols at multiple sites in order to submit the required outcome data for hyperopia/astigmatism and myopia/astigmatism with LASIK with our PMA application(s). We currently anticipate completing patient enrollment for these two additional patient protocols by May 1999; however, there can be no assurances that we will be able to complete the patient enrollment by that date. The results of our early clinical trials in hyperopia/astigmatism appear satisfactory, but may not continue in future clinical trials for expanded indications. If our clinical trials do not show consistently good outcomes, we may not be able to obtain additional indications or claims for our products. Moreover, the results of clinical trials are not within our control, and we could experience delays in completing our clinical trials for a variety of reasons. Any failure to obtain a PMA with additional indications beyond those in our November 1998 approval, or any delay in clinical trials would have a material adverse effect on our business, financial condition and results of operations.

*Lack of long term follow-up in the LVC industry leads to uncertainty in predictability and complications. Long-term follow-up data on both clinical and later commercial patients from any LVC system is unpredictable and may reveal additional complications that may have a material adverse effect on acceptance of LVC and market size. Such concern over the safety of LVC in general could result in adverse regulatory action. In turn, these would have a material adverse effect on our business, financial condition and results of operations.

Historically, there have been concerns with respect to the safety and efficacy of LVC, including the predictability and stability of results. Potential complications and side effects in early LVC systems have included:

 . post-operative discomfort due to re-epithelialization (eye membrane re-growth)

 . corneal haze during healing (an increase in the light scattering properties of the cornea)

 . glare/halos (undesirable visual sensations produced by bright lights)

 . decreases in contrast sensitivity

 . temporary increases in intraocular pressure in reaction to topical medication administered during and after the procedure

 . fluctuations in refractive capabilities during healing

 . occasional decreases or permanent loss in best corrected vision post-operatively (i.e., with corrective eyewear)

 . unintended over-corrections or under-corrections

 . regression of operative effect

 . disorders of corneal healing; corneal scars

 . corneal ulcers

 . unintentionally induced astigmatism.

*Successful market development and expansion depends on our obtaining key operational, manufacturing and field service personnel. As we continue to prepare for additional regulatory approvals and other commercialization activities, we will need to continue to implement and expand our operational, financial, management resources and controls, and particularly our manufacturing and field service organization. If we fail to attract and retain experienced individuals for these positions or fail to effectively manage growth in our domestic and international operations as we transition from a development stage enterprise to a commercial entity, these could have a material adverse effect on our business, financial condition and results of operations.

*No significant sales and marketing experience; reliance to date on strategic alliance partner. We have limited experience in the sales and marketing of capital equipment for laser vision correction, and as we continue clinical studies with the LADARVision System and prepare for commercialization of the product in the U.S. and internationally, we must continue to build a sales and marketing infrastructure. If the merger transaction does not occur, it is possible that we will not be able to attract the personnel to develop the infrastructure to effectively market the LADARVision System.

In 1994 and 1995, we entered into agreements that formed a strategic alliance with CIBA for the worldwide co-promotion of our LADARVision System excimer laser. However, as CIBA has developed a strong reputation in certain ophthalmic markets such as contact lenses, lens care and ophthalmic pharmaceuticals, it does not have considerable experience in the sale of ophthalmic equipment or in the refractive surgery market. Thus it is possible that CIBA will not be able to provide sufficient or effective co-marketing and business support.

*Our continuing obligation to pay commissions to CIBA. As part of the strategic alliance with CIBA, we will pay a 6% commission on net revenue worldwide from all equipment sales and patient procedure fees relating to ophthalmic refractive surgery until we pay an aggregate amount of $10,000,000 to CIBA.

*Possible termination of strategic alliance with CIBA does not eliminate obligation to pay commission to CIBA. In the event that CIBA terminates the strategic alliance, we would be obligated to continue to pay to CIBA the 6% commission on procedure fee revenue derived from LADARVision Systems that were commercially placed at the time of the termination, for up to three years beyond termination. Our strategic alliance agreement with CIBA provides certain termination rights to both ourselves and CIBA. CIBA may, at its sole discretion, terminate the strategic alliance upon sending 30 to 60 days notice to us. If such a termination occurs, this continued obligation to pay a commission to CIBA, without receiving the associated services from CIBA, would materially and adversely affect our operations, financial condition and our results of operations.

*Potential product liability claims and uninsured risks. If we cannot maintain adequate insurance coverage at any time to cover potential product liability or other claims that are a part of our business, one or more claims would materially and adversely affect our business, financial condition and results of operations.

We currently have product liability insurance coverage which we believe is adequate and which covers our exposure under both clinical and commercial surgeries. This is a "claims made" product liability insurance policy with coverage limits of $5 million per occurrence and $5 million in the aggregate annually. We have in the past agreed, and are likely in the future to agree, to indemnify certain medical institutions and personnel thereof conducting and participating in our clinical studies. We will indemnify our commercial customers for product liability claims arising out of defects, if any, in the LADARVision System.

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

*We may be unable to obtain regulatory approvals for products required by the U.
S. government for the regulation of medical devices. The FDA approved our LADARVision System for use in the treatment of mild to moderate myopia (-1 to - 10 diopters) with or without astigmatism (up to -4 diopters) with PRK on November 2, 1998. To be effective competition against VISX, and in the event the merger transaction does not occur, against Summit, and other companies in the LVC market, we will have to receive FDA approval for additional uses of our product, such as treatment of hyperopia and treatment using the LASIK technique. The FDA (and, to a lesser extent, comparable agencies in other countries) require rigorous pre-clinical and clinical testing for medical devices before it will approve a company's PMA. A PMA is required so that a company may market and sell medical devices in the United States. The FDA also requires (through its enabling legislation, the Food, Drug and Cosmetic Act) a company to manufacture its products in accordance with its current Quality System Regulation (QSR).

In order for our product to carry the claim that it was manufactured in a quality environment, the FDA QSR (ISO 9001) requires us to comply with certain procedural and documentation requirements and to maintain a supplier-quality program with major subcontractors. We must demonstrate that we are properly managing the quality of all of our suppliers. There is always the risk that existing subcontractors who meet the requirements currently will not meet them at some time in the future. As a result, it is possible that we will be unable to pass QSR inspections at some time in the future because our subcontractors' documented quality systems fail to be sufficient. This failure by our
subcontractors could hinder our commercial capability at that time.   We could
be delayed in producing, marketing and selling commercial systems in the U.S. market if we do not continue to meet the FDA's QSR guidelines or if any of our subcontractors cannot meet the quality requirements.

Product and procedure labeling and all forms of promotional activities are also subject to examination by the FDA. If we do not comply with these requirements, it may result in warning letters, fines, injunctions, recall or seizure of products, suspension of manufacturing, denial or withdrawal of PMAs, and criminal prosecution.

Changes in existing regulatory requirements or adoption of new requirements could have a material adverse effect on our business, financial condition and results of operations. Our business, financial condition or results of operations may be materially and adversely affected if we are required to incur significant costs to comply with laws and regulations in the future.

*International regulatory requirements may vary widely and we may be unable to
obtain international regulatory approvals.   We have not received regulatory
clearances in any foreign countries, except Canada, and there is no assurance that any others will be issued. In November 1998, we received a Medical Device License from the Canadian Therapeutic Products Directorate for the LADARVision System. The license application was for mild to moderate myopia (-1 to -10 diopters) and astigmatism (up to -6 diopters) as a Class III device.

Requirements for regulatory approval relating to the LADARVision System may vary widely from country to country, ranging from simple product registrations to detailed submissions such as those required by the FDA. One such requirement is the European "CE" mark, an international symbol of quality and compliance with
applicable European medical device directives.   Until we receive a CE mark
certification, we are prohibited from placing the LADARVision System in Europe. This prohibition could have a material adverse effect on our business, financial condition, and results of operations. We have received ISO 9001 certification, which is needed when applying for a "CE" mark certification. We expect to apply for the CE mark within the next nine months.

*International commercial activities may be limited or disrupted. Our international commercial activities may be limited by or disrupted by:

 .  the imposition of government controls

 . unique license requirements
 . regional economic conditions (such as recently in Asia)
 . difficulties in staffing and managing such complexities
 . political instability
 . changes in tariffs or taxes
 . currency fluctuations and changes
 . trade restrictions

Any limitation or disruption of our international commercial activities may adversely effect our business, financial condition and results of operations.

*Control by certain existing stockholders could influence the outcome of stockholder votes. As of March 19, 1999, the directors, executive officers and certain entities affiliated with our directors beneficially own approximately 21% of our outstanding common stock and thus could influence the outcome of stockholder votes, including votes concerning the election of directors, the adoption or amendment of provisions in our Articles of Incorporation, as amended, and Bylaws, the approval of the merger transaction by Summit or other similar transactions and delaying, deferring or preventing a change in control of Autonomous.

*Anti-takeover measures may have a potential adverse effect on common stock price. Our Articles of Incorporation authorizes our Board of Directors to issue shares of preferred stock and to determine the rights, preferences, privileges and restrictions of such shares without any vote or action by the stockholders which could have the effect of delaying or preventing a change in control of Autonomous. The rights of the holders of the common stock will be subject to, and may be adversely affected by, the rights of the holders of any such preferred stock.

Our Articles provide that any action to be taken by written consent in lieu of an annual or special meeting of the stockholders is prohibited unless the use of written consents is approved in advance thereof by the Board of Directors. An affirmative vote of the holders of not less than two-thirds of the outstanding voting shares is required to amend such prohibition of use of written consents by the stockholders set forth above, making it difficult to amend such prohibition.

Certain provisions of the Florida Business Corporation Act have anti-takeover effects and may inhibit a non-negotiated merger or other business combination. These statutory provisions are intended to encourage any person interested in acquiring us to negotiate with and obtain the approval of the Board of Directors in connection with such a transaction. If the merger transaction with Summit does not occur, these provisions may discourage a future attempt to acquire control of us that is not presented to and approved by our Board of Directors, but which a substantial number or even a majority of our stockholders, might believe to be in their best interests or in which stockholders might receive a substantial premium for their shares over the current market prices. As a result, stockholders who might desire to participate in such a transaction may not have an opportunity to do so. Our Board has approved our merger transaction with by Summit and its subsidiary.

*Potential adverse effects of Series I convertible preferred stock conversions; new significant stockholder; potential decline in price of common stock. In early 1998, we sold 500 shares of our Series I convertible preferred stock, which are convertible into a maximum of

1,750,000 shares of our common stock to the holder. The holder subsequently gave notice to exercise an option to purchase an additional 400 shares of Series I convertible preferred stock and in exercising this option received a two-year stock purchase warrant for 300,000 shares of common stock. The 900 total shares of Series I convertible preferred stock are convertible into an aggregate maximum of 2,263,197 shares of common stock. As of March 23, 1999, the holder had converted 458 such shares into 1,229,735 shares of common stock. Based on an SEC filing on Form 13G dated February 12, 1999, the holder has an ownership interest, including the stock purchase warrant, of approximately 8%. As of March 23, 1999 there were 442 shares of Series I convertible preferred stock outstanding. The holder may elect to convert it to Autonomous common stock or, subject to completion of the merger transaction, redeem it for cash. If the holder elects to convert, it will receive for each share of Series I convertible preferred stock the number of shares of our common stock determined by dividing the price per share of the Series I convertible preferred stock, which is $10,000, and the lower of:

  - $3.975, which was the average per share trading price of our common stock for the five days before the announcement of the proposed merger transaction; or
  - 90% of the average lowest per share trading price of our common stock for the five days before the conversion date.

The current conversion formula will result in the holder being entitled to more than the maximum limit of 2,263,197 shares of our common stock. Thus, we must redeem for cash the portion of the Series I convertible preferred stock that cannot be converted because of the limit. In addition, because of the merger transaction, the holder has the right to require us to redeem all of its preferred stock for cash. The redemption price in either case will be $11,111 per share of Series I convertible preferred stock. Assuming that the applicable five day average trading price is $3.975 or more per share, the holder will be able to convert all but 32 of its shares into our common stock. We would have to redeem these 32 shares upon conversion at a price of $11,111 per share, for an aggregate cash redemption of $355,552. In the event that the applicable five day average trading price is less than $3.975, the number of shares of Series I preferred stock which the holder will not be able to convert and the aggregate cash consideration we will pay, will both be larger.

There have been instances of a stock price decline in shares of other companies' common stock upon the sale of similar convertible securities, where such decline occurs in anticipation of the conversion and sale of those companies' shares of common stock into the public market. We are unable to predict the effect that the continued conversion of the Series I convertible preferred stock into common stock and the sale of the common stock into the public market will have on the price of our common stock. In the event the holder sells a large number of shares of common stock into the public market over a short time period, the market price of our common stock could decline.

There are hazards for small companies issuing shares of convertible preferred stock which are convertible at a floating ratio based on the stock price. Short selling by the purchaser of convertible preferred stock could result in large profits to the purchaser by driving the market price down, then converting the convertible preferred stock at a low price. In the event of a downturn in the price of our common stock, the holder could profit through a low conversion price. Sales of shares of common stock by the holder, whether through short or long selling, could have the effect of driving the market price down after which the holder could convert additional shares of Series I convertible preferred stock at the lower price, then sell those shares after the market price has risen to a higher level.

*Existing stockholders will be diluted if we are required to obtain additional capital through equity offerings; continued dilution of existing stockholders. To the extent that additional capital is obtained via equity offerings, the holdings of existing stockholders will be diluted and may be materially diluted if we are required to obtain significant amounts of additional capital via equity offerings. Additional dilution will occur to existing stockholders upon the exercise of outstanding warrants and stock options, the conversion of Series I convertible preferred stock and the exercise of the two-year stock purchase warrant to be issued to the selling stockholder upon the closing of its option. Further, additional dilution will occur to existing stockholders when we deliver 171,713 shares of common stock to CIBA immediately prior to the closing date of the merger transaction, or May 15, 1999, whichever is sooner.

*No foreseeable dividends. We have never paid cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. We intend to retain future earnings for reinvestment in our business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant.

*Volatility of stock price. Our common stock has experienced substantial price volatility, and such volatility may occur in the future. Additionally, the stock market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the market price of our common stock. In addition, the market price of the shares of common stock is likely to be highly volatile. Factors that may have a significant effect on the market price of our common stock include:

        .fluctuations in our operating results
        .announcements of our technological innovations or our new products .competitors announcements of new technology innovations or new products .announcements by Summit of its operating results, technological innovations or new products while the merger transaction is pending .FDA and international regulatory actions
        .developments with respect to patents or proprietary rights, including lawsuits
        .the perceived ability of the Company to obtain any new
         financing necessary
        .public concern as to the safety of products
         developed by the Company or its competitors
        .changes in health care policy in the United States and internationally .changes in analysts' recommendations regarding the Company
        .other LVC or medical device companies or the medical device industry generally
        .general market conditions

*Our long-term growth and profitability is dependent on the market acceptance of LVC. We believe that our long-term growth and ultimate profitability will depend upon acceptance of LVC in the United States and certain international markets and our ability to penetrate the LVC market successfully.

LVC has only been marketed in the United States for approximately three and one-half years. Market estimates published by Market Scope, an independent industry analyst, have shown approximately 100,000, 200,000 and 400,000 U.S. procedures for the calendar years 1996, 1997 and 1998, respectively. Yet, the degree of eventual acceptance of LVC by ophthalmologists and persons needing refractive correction is still not fully determinable. The acceptance of LVC by the general population may be adversely affected by:

        . retail price (which is not now or expected to be reimbursed to the patient by medical insurance)
        .  concerns relating to safety and efficacy
        . accepted effectiveness of alternative methods of correcting refractive vision disorders
        .  current lack of long-term follow-up data
        .  possibility of unknown side effects
        .  an expected lack of third-party reimbursement for the procedure
        .  future reported adverse events
        . other unfavorable publicity involving patient outcomes from the use of legal or illegal LVC systems manufactured by any participant in the LVC market

Ophthalmologists could also be affected by the high costs and expenses of excimer laser systems and licenses, which might preclude access to such systems by some professionals.

Our marketing strategy relies, in part, on ophthalmologists replacing the excimer laser system they are currently using with our LADARVision System. Emerging new refractive surgery technologies and procedures may have the potential to compete with or materially limit the acceptance of LVC. Current ophthalmic product suppliers whose products, including eyeglasses and contact lenses, are alternatives to LVC may adversely affect the market acceptance of LVC by their retail marketing strategies, including aggressive pricing. The failure of LVC to achieve broad market acceptance would have a material adverse effect on our business, financial condition and results of operations.

*Our long-term growth and profitability is dependent upon our ability to keep up with the rapidly changing technology and compete in the highly competitive refractive surgery market. If we are unable to keep up with the rapidly changing technology and intense competition in the refractive surgery market, it will greatly affect our long-term growth and profitability as well as significantly and adversely effect our business, financial condition and results of operations.

Three other companies, Summit, VISX and Nidek Co., Ltd., have been granted their PMA's. Summit and VISX are actively marketing LVC systems in the United States for myopia and astigmatism. VISX has also recently been approved for hyperopia. Several companies, including Bausch & Lomb's Surgical Division (formerly Chiron/Technolas), Coherent/Schwind, Meditek, Lasersight and Novatec, have introduced LVC systems outside the United States, where LVC has been commercialized for treating refractive disorders. Two of these companies have made announcements of PMA filings with the FDA, indicating substantial completion of their U.S. Phase III clinical trial protocols. Other companies have either begun or may soon begin clinical trials in the U.S., including Phase III clinical trials (the last stage before approval).

LVC physicians and retail centers who purchase equipment from Summit or VISX may be reluctant to change to a new LADARVision System because of the significant capital investment they have made, or the familiarity with their current equipment and the inconvenience of changing to a new system. If other manufacturers of LVC systems are able to saturate the U.S. market with their equipment before we are able to market the LADARVision System in the U.S., we could experience a significantly lower share of the market than anticipated. This would have a material adverse effect on our business, financial condition and results of operations.

Several of our competitors have allied with or developed their own vision care centers in Europe and the U.S. and have entered into strategic alliances with prominent corporations in the worldwide ophthalmic industry to promote their LVC excimer lasers. Many of these companies have substantially greater capabilities than we do in the areas of capital resources, research and development resources and regulatory, manufacturing and marketing experience. Our technology and products may be rendered obsolete or noncompetitive if our competitors succeed in developing or marketing technologies and products more effectively and less expensively than those we develop or market.

Non-laser refractive procedures and technologies are under development, and it is possible that these technologies and procedures will be successfully developed as competition to our technology.

*Competitors may not charge their customers on a "per procedure" basis which, in turn, could affect our ability to make placements under a procedure fee model. We presently plan to offer the LADARVision System under procedure fee model whereby we charge a per-use fee for our product. We expect to derive a substantial portion of our revenue from the procedure fees we will charge to our customers. If competitors do not charge per procedure fees to users of their systems, we could be forced to reduce or eliminate the fees we charge or alter our "selling proposition." This could have a material adverse effect on our potential revenues and financial performance. Nidek, one of our future competitors, has publicly stated that it does not intend to charge per procedure fees to users of its systems.

*Competitors may have broader approvals giving them a competitive advantage over us. In the United States, the FDA strictly regulates the types and ranges of surgical treatments that a manufacturer's laser vision system can perform. To the extent the FDA approves one manufacturer's system for a wider range of treatments than a competitor's system, a competitive advantage will arise. At present, the laser vision correction system manufactured by VISX is FDA approved to perform a wider range of treatments than our system, including farsightedness and higher degrees of nearsightedness and astigmatism. The laser vision correction system manufactured by Nidek is approved for a higher degree of nearsightedness than our system (but is not approved for farsightedness or astigmatism). Our system is presently approved for mild to moderate nearsightedness and astigmatism. If we are unsuccessful in obtaining timely FDA approvals for farsightedness and for higher ranges of nearsightedness, our ability to effectively compete in the U.S. against these companies (or future entrants with broader approvals) may be compromised.

ITEM 2.  PROPERTIES

The Company leases approximately 30,300 square feet of office/manufacturing/warehouse space in Orlando, Florida at an annual cost of approximately $415,000, including operating costs. The primary office and manufacturing facility is approximately 25,250 square feet and that lease expires in 2007. The separate ancillary warehouse, approximately a mile from the primary facility, is approximately 5,050 square feet and is under a lease that expires in one year, with renewal opportunities. The Company believes that these facilities are adequate to accomplish the Company's business objectives through 1999.

ITEM 3.  LEGAL PROCEEDINGS

Summit and VISX, two of Autonomous' competitors, formed a domestic partnership, Pillar Point Partners, in 1992 to pool certain of their respective patents related to corneal sculpting technologies. On October 24, 1996, Autonomous filed suit in the United States District Court for the District of Delaware (Civil Action No. 96-515 JJF) against Pillar Point Partners, Summit and VISX alleging noninfringement, unenforceability and invalidity of certain of the patents held by Pillar Point Partners. On June 9, 1998, Summit and VISX announced that they had reached agreement on the dissolution of their partnership. As a part of the dissolution of Pillar Point Partners, Summit and VISX granted each other a worldwide, royalty free cross-license whereby each party will have full rights to license all existing patents owned by either company relating to LVC for use with their systems. On September 24, 1998, VISX filed a counterclaim in Autonomous' 1996 suit seeking a declaratory judgment of infringement by Autonomous and preliminary and permanent injunctions. Autonomous believes that after the closing of the proposed merger with a wholly owned subsidiary of Summit, the cross-license with VISX held by Summit pertaining to the VISX patents will render moot the claim that Autonomous infringes on VISX patents for Autonomous' activities after the closing of the proposed merger. As of November 9, 1998, Autonomous and VISX agreed to stay the litigation until the earlier of the closing of the proposed Summit/Autonomous merger, termination of the proposed merger or March 1, 1999 (extended to May 1, 1999 by mutual agreement of the litigants on March 24, 1999). During this period, Autonomous has agreed not to deliver LADARVision Systems in the U.S. If the proposed merger does not occur, a judgment in favor of VISX could have a material adverse effect on Autonomous' business, financial condition and results of operations.

In connection with the above lawsuit, the Company has incurred and, if the proposed merger does not occur, anticipates that it will incur significant expenses consisting primarily of management resources, legal fees, expert witness fees and related expenses.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None submitted in the fourth calendar and fiscal quarter of 1998.

PART II

ITEM 5. MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock trades on the Nasdaq National Market System ("NASDAQ NMS") under the symbol ATCI. The following table sets forth, for the periods indicated, the range of high and low closing sale prices per share, as reported by the Nasdaq National Market. Price data usually reflects actual transactions at inter-dealer prices and does not reflect mark-ups, mark-downs or commissions.

                                        High             Low
                                        ____             ___
Year Ended December 31, 1997
----------------------------
First Quarter                           $6.500          $4.000
Second Quarter                          $5.375          $3.375
Third Quarter                           $5.500          $3.250
Fourth Quarter                          $7.125          $5.000

Year Ended December 31, 1998
----------------------------
First Quarter                           $6.563          $5.125
Second Quarter                          $7.000          $4.000
Third Quarter                           $5.688          $3.500
Fourth Quarter                          $6.000          $4.000

The stock market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Like the stock price of other early stage medical device companies, the market price of the Company's Common Stock is subject to significant volatility. Factors such as reports on the clinical efficacy and safety of the Company's and competitors' products, product and component supply issues, government approval status, fluctuations in the Company's operating results, announcements of technological innovations or new products by the Company or its competitors, developments and litigation with respect to patents or proprietary rights, public concern as to the safety of products developed by the Company or others in LVC may have a significant effect on the market price of the Common Stock. In addition, the price of the Company's stock could be affected by stock price volatility in the medical device industry or the capital markets in general without regard to the Company's operating performance. Lastly, since October 1, 1998, the day of the announcement of the merger agreement with Summit, the Company's stock has further been influenced and will continue to be influenced by the stock price of Summit. The largest single factor in determining the merger consideration that a holder of the Company's common stock will receive is the Summit common stock price.

As of March 19, 1999, there were approximately 170 holders of record and approximately 1,650 additional beneficial holders of the Company's Common Stock.

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

Recent Sales of Unregistered Securities

Private Placement of Series I Convertible Preferred Stock, April 1998

First Tranche

In April 1998, the Company completed a private placement with an investor for its newly designated Series I convertible preferred stock. The Company subsequently filed a registration statement on Form S-3 to register the underlying common stock. On August 7, 1998 the Company closed on the private placement with this investor. The sale was of 500 shares of the Company's Series I convertible preferred stock (the "Initial Shares") with an option to purchase 400 shares of Series I convertible preferred stock and a two-year stock purchase warrant for 300,000 shares of common stock (the "Option Shares"). The shares of Series I convertible preferred stock have limited voting rights. The Initial Shares of Series I convertible preferred stock are convertible into a maximum of 1,750,000 shares of our common stock ("Initial Maximum Shares"). The total 900 shares of Series I convertible preferred stock are convertible into an aggregate maximum of 2,263,197 shares of common stock.

The conversion formula for the Series I convertible preferred stock is based on 90% of the average of the lowest trade price for the five trading days prior to conversion. As an example, if the average of the lowest trade prices for the five trading days prior to conversion is $4.50 per share, the conversion price for the Initial Shares, based on the formula, would be $4.05 per share, and the Initial Shares would be convertible into 1,234,568 shares of Common Stock. The conversion price, based on this formula, would have to be below $2.86 per share before the Initial Maximum Shares will apply to the conversion of the Initial Shares. The holder may only convert a maximum of 115 shares of Series I Convertible Preferred Stock per month commencing 15 days after the closing, which occurred on August 7, 1998. Based on the above example using a conversion price of $4.05 per share, the 115 shares of Series I Convertible Preferred Stock would be convertible into 283,951 shares of Common Stock. Upon the announcement by the Company of a prospective "change in control" event, namely the Summit merger announcement on October 1, 1998, the maximum conversion price was set at $3.975 per share. If the Autonomous common stock price were decreased such that the discount formula yielded a conversion price below this $3.975 per share, the original conversion formula would applies.

The Company used the proceeds from the sale of the 500 shares of Series I convertible preferred stock to fund operating expenses and working capital. The Series I convertible preferred stock and option were sold to the investor pursuant to an exemption from the registration requirements of the Securities Act provided by Section 4(2) thereof. The Company filed a resale registration statement on Form S-3 on behalf of the selling stockholder covering the resale of common stock into which the 500 shares of Series I convertible preferred stock is convertible, which became effective on August 6, 1998.

Second Tranche

On November 9, 1998, the Company received from the investor an irrevocable notice for the exercise of an option to purchase the Option Shares. The Company received gross proceeds of $4 million upon the closing of the exercise of this option for the Option Shares. The two year common stock purchase warrant became exercisable at $6.17 per share upon the closing of the Option Shares. The Company filed a resale registration statement on Form S-3 on behalf of the investor covering the resale of common stock into which the 500 shares of Series I convertible preferred stock is convertible, which became effective on January 15, 1999. The 400 shares of Series I convertible preferred stock, together with the 500 shares issued to the same investor on August 7, 1998 (first tranche above) are convertible into an aggregate maximum of 2,263,197 shares of common stock. The option, the warrant and the Series I convertible preferred stock were sold to the investor pursuant to an exemption from the registration requirements of the Securities Act provided by Section 4(2) thereof. EVEREN Securities, Inc. acted as placement agent for this sale and was paid a commission of 3% of the gross proceeds and received a common stock purchase warrant from the Company with a term of two years and which is exercisable at $6.17 per share. The Company used the proceeds from the sale of the 400 shares of Series I convertible preferred stock to fund operating expenses and working capital and repay debt to Summit under the terms of the Revolving Credit Line.

Private Placement of Common Stock, May 1998. On May 26, 1998, the Company completed a private placement of 600,573 shares of unregistered Common Stock for $5.166 per share to four European investors. The Common Stock was sold pursuant to an exemption from the registration requirements of the Securities Act provided by Section 4(2) thereof. EVEREN Securities, Inc. acted as placement agent for this sale and was paid a commission of 6% of the gross proceeds. The net proceeds of this sale were $2,884,000. The Company used the proceeds from the sale of the Common Stock to fund operating expenses and working capital. The resale registration statement on Form S-3 on behalf of the investors covering the resale of this common stock became effective on January 30, 1998.

Private Placement of Common Stock, May 1997. On June 30, 1997, the Company closed on a May 1997 transaction for the private sale of 3,000,000 shares of Common Stock at $3.00 per share. The Company prepared and filed a resale registration statement on such shares with the SEC, which declared the filing effective on June 30, 1997. The Company received a portion of the proceeds of the offering on June 30, 1997 and received the balance on July 1, 1997. EVEREN Securities, Inc. acted as placement agent for this sale and was paid a commission of 6% or $540,000 and received a common stock purchase warrant from the Company with a term of five years and which is exercisable at $3.75 per share. The Company's net cash proceeds from the offering, after agent's commission and offering expenses was approximately $8,015,000.

ITEM 6. SELECTED FINANCIAL DATA

           Autonomous Selected Historical Consolidated Financial Data

  The following table summarizes certain selected consolidated financial data, which should be read in conjunction with Autonomous' Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7. The selected consolidated financial data as of December 31, and March 31, 1995, and for each year in the two year period ended December 31, 1995, are derived from audited financial statements filed previously with the Securities and Exchange Commission. There were no cash dividends declared during any of the periods presented below.

                                                                                                 Cumulative
                                                                    Nine Months                from Inception
                           Year Ended    Year Ended    Year Ended      Ended      Year Ended   (July 23, 1985)
                          December 31,  December 31,  December 31,  December 31,   March 31,   to December 31,
                              1998          1997          1996          1995         1995           1998
                          ------------  ------------  ------------  ------------  -----------  ---------------
REVENUES:
LADARVision Systems and
 Services...............  $    221,955  $     37,065  $       --    $       --    $       --    $    259,020
Research grants.........                         --           --            --            --       3,450,517
OPERATING EXPENSES:
Costs of revenues--
 LADARVision Systems and
  Services..............       395,130       105,892          --            --            --         501,022
 Costs of revenues from
  research grants.......           --            --           --            --            --       3,465,596
Clinical trials and
 compliance.............     2,666,914     2,980,317    1,715,412       602,847       569,389      8,537,108
Unabsorbed production
 costs..................     2,997,672       758,801          --            --            --       3,756,473
Research and
 development............     3,775,159     2,954,559    3,521,381     1,698,056     1,608,032     14,083,474
Selling and marketing...     2,669,257     1,493,069    1,190,898       478,439        40,349      6,124,259
General and
 administrative.........     2,846,404     2,328,222    1,852,351       974,738       562,042      9,201,275
Other expenses..........     1,660,453     1,596,671    1,283,874       375,000           --       4,915,998
                          ------------  ------------  -----------   -----------   -----------   ------------
OPERATING LOSS             (16,789,034)  (12,180,466)  (9,563,916)   (4,129,080)   (2,779,812)  (46,8875,668)
Interest income
 (expense), net.........       146,281       541,111      555,872        30,035        84,463      1,329,640
Provision for income
 taxes..................           --            --           --            --            --           4,772
                          ------------  ------------  -----------   -----------   -----------   ------------
NET LOSS................   (16,642,753)  (11,639,355)  (9,008,044)   (4,099,045)   (2,695,349)   (45,546,028)
Deemed dividend for
 Series I preferred
 stock conversion
 discount...............       831,602           --           --            --            --         831,602
                          ------------  ------------  -----------   -----------   -----------   ------------
Net loss applicable to
 common stockholders....  $(17,474,355) $(11,639,355) $(9,008,044)  $(4,099,045)  $(2,695,349)  $(46,382,402)
                          ============  ============  ===========   ===========   ===========   ============
LOSS PER SHARE:
Basic net loss per
 share..................  $      (1.59) $      (1.43) $     (2.36)  $     (3.37)  $     (2.40)
                          ============  ============  ===========   ===========   ===========
Shares used in computing
 basic net loss per
 share..................    11,009,272     8,151,395    3,812,039     1,217,509     1,125,000
                          ============  ============  ===========   ===========   ===========
                                             December 31,                          March 31,
                          ------------------------------------------------------  -----------
                              1998          1997          1996          1995         1995
                          ------------  ------------  ------------  ------------  -----------
BALANCE SHEET DATA:
Cash and investments....  $    544,666  $  7,301,072  $12,405,790   $   492,326   $   975,428
Total assets............     7,918,582    12,416,149   14,144,249       799,493     1,252,317
Long-term obligations...       164,993     1,760,007    1,097,133     2,802,832     2,405,000
Stockholders' equity
 (deficit)..............     2,796,076     8,979,812   11,583,648    (3,564,616)   (1,304,568)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements containing terms such as "believes," "does not believe," "no reason to believe," "expects," "plans," "intends," "estimates," "anticipated," or "anticipates" are considered to contain uncertaintly and are forward looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of important factors that could affect the Company's results, please refer to the Overview section and this Management's Discussion and Analysis of Financial Condition and Results of Operations and the Risk Factors section.

                AUTONOMOUS MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Autonomous was incorporated in 1985 and since 1993 has been engaged in the design and development of the next generation of excimer laser instruments for LVC. The field of LVC consists primarily of treatments aimed at reducing or eliminating a person's dependence on eyeglasses or contact lenses. Autonomous is still in the development stage and only recently introduced a commercial product for sale in certain foreign markets. Autonomous' PMA application in the United States was reviewed and recommended for approval by the Ophthalmic Devices Panel of the FDA in February 1998. In November 1998, the FDA approved Autonomous' PMA for the use of the LADARVision System in the treatment of mild to moderate levels of myopia (-1 to -10 diopters) with or without astigmatism (up to -4 diopters).

Autonomous has entered into an agreement with Summit Technology, Inc. to merge with or into a wholly-owned subsidiary of Summit, subject to the approval of the merger transaction by the shareholders of both Autonomous and Summit.

Years Ended December 31, 1998 and 1997

Results of Operations

Revenues. Autonomous had revenues of $221,955 and $37,065 for the years ended December 31, 1998 and 1997, respectively. This increase of approximately six-fold represented the procedure fee revenues from the placement of two additional LADARVision systems (compared to one at December 31, 1997) for part of the 1998 fiscal year. These revenues are not deemed to be material and Autonomous is still reporting under Statement of Financial Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises." Autonomous did not actively launch commercial marketing of its LADARVision System in 1998. If the proposed acquisition of Autonomous by Summit is completed, however, Autonomous expects that it will be able to initiate its commercial launch of the LADARVision System in the United States, partly because Autonomous will be covered by a cross-license to certain intellectual property that will permit such marketing activities without contention from VISX, Inc. The larger scale launch of marketing activities outside the United States is dependent on a number of factors, including the receipt of the CE Mark for European placements of the LADARVision System.

Operating Expenses

Cost of Revenues

Cost of revenues from LADARVision Systems was $395,130 and $105,892 in the years ended December 31, 1998 and 1997, respectively. These costs of revenues include depreciation, local country import taxes, shipping, installation and training costs and certain royalty accruals. The increase in cost of revenues of nearly four-fold was less than the six-fold rate of increase in revenues from the systems these costs represent.

Clinical trials and compliance expenses

Clinical trials expenses were $2,666,914 and $2,980,317 in the years ended December 31, 1998 and 1997, respectively. This decrease of 11% is attributable to the conclusion of the initial myopia and astigmatism clinical surgeries in mid-1997. Conclusion of the initial field protocol greatly reduced costs related to clinic and data monitoring visits. This decrease was not fully offset by commencement of hyperopia and LASIK trials during 1998, which require fewer patients than the initial study. Additionally, the CustomCornea clinical trials did not commence as anticipated in 1998. Autonomous' clinical trials expenses are expected to resume their increase as Autonomous concludes its hyperopia and LASIK trials in 1999, supports commercial launch with clinical training, expands its work toward other clinical indications such as higher levels of myopia and astigmatism and begins its CustomCornea trials. The cost of the compliance organization grouped here increased in 1998 due to its ISO9001 certification and preparations to operate in accordance with those guidelines.

Unabsorbed production start-up costs

Unabsorbed production start-up costs increased 295% from $758,801 to $2,997,672 in the years ended December 31, 1997 and 1998, respectively. Until the third quarter of 1997, when Autonomous first began foreign commercial activity, the cost of the production organization was charged to research and development. Subsequently, the production organization expenses not absorbed by limited production were presented in Other Expenses. As the size and cost of the production organization has grown in 1998 in anticipation of commercial levels of activity, these costs have been presented separately and have been reclassified for presentation purposes in 1997. Autonomous expects to present the unabsorbed labor and overhead costs of the production organization in this fashion in 1999 until such time as Autonomous reaches a continuous production state. If the proposed acquisition of Autonomous is completed, Autonomous expects to be able to establish continuous production to within several months.

Research and development expenses

Research and development expenses were $3,775,159 and $2,954,559 in the years ended December 31, 1998 and 1997, respectively. This increase of 28% was caused primarily by increased staffing in this area, including the addition of a Vice President of Product Development to oversee the engineering aspects of the organization. Autonomous incurred additional increases in development work on the next set of product improvements to the LADARVision System (our so-called "second generation" product), many of which were suggested by physicians in feedback from the clinical trial usage. Research and development expenses are expected to continue to increase moderately as the organization progresses through the design processes described above and prepares the CustomCornea device for clinical trial and subsequent commercial readiness.

Selling and marketing expenses

Selling and marketing expenses were $2,669,257 and $1,493,069 in the years ended December 31, 1998 and 1997, respectively. This increase of 79% was largely incurred as a result of Autonomous' preparation for a mid-year commercial launch that was then delayed by the receipt of the PMA late in the year and by the proposed acquisition of Autonomous by Summit, which will afford Autonomous the opportunity to enter the U.S. market unfettered by intellectual property claims and litigation from VISX. These commercial launch preparation costs included the addition of two senior regional sales persons and agency fees plus advertising and promotional material. The latter included costs of a change in the Autonomous logo. Additionally, there was a severance accrual made in 1998 for the departure of Autonomous' former Vice President of Sales and Marketing that added to 1998 costs as compared to 1997. While staffing increases were modest in 1998, Autonomous expects these increases to expand in 1999 upon Autonomous' U.S. commercial launch in the Spring of 1999. The CIBA in-kind services agreement expired in May 1998 and all future costs of selling and marketing are expected to be borne by Autonomous on an expenditure basis.

General and administrative expenses

General and administrative expenses were $2,846,404 and $2,328,222 in the years ended December 31, 1998 and 1997, respectively. Approximately half of this increase of 22% was due to a severance accrual for Autonomous' former President and Chief Operating Officer, who left Autonomous in October. The balance, or approximately an 11% increase, was due to increased staffing, including the addition of a human resources manager, and various miscellaneous operating costs such as office equipment and supplies which increased as Autonomous' total headcount increased. As Autonomous' scope of operations increases in 1999, general and administrative expenses are expected to increase proportionally, including in the area of staffing for cost accounting and billings/collections.

Other expenses

Other expenses were $1,660,453 and $1,596,671 for the years ended December 31, 1998 and 1997, respectively. This increase of 4% was primarily due to costs incurred in connection with the proposed acquisition of Autonomous by Summit due to the planned merger with Summit offset by decreases in litigation expense. There are three components of this expense category:

 . An accrual which is being made for the remaining 171,713 shares that may be issued to CIBA Vision in May 1999 under the terms of the SAA. For both of 1998 and 1997, this accrual amounted to $600,000. If the proposed acquisition of Autonomous by Summit is completed before May 1999, Autonomous will issue these shares immediately prior to the closing of the proposed transaction and the accrual will be completed.

 . Autonomous incurred legal expenses of approximately $501,000 and $956,000 in 1998 and 1997, respectively, relating to its pursuit of legal actions involving alleged infringement, unenforceability, and invalidity of certain LVC patents held in various jurisdictions by other participants in the LVC industry. These expenses were reduced in 1998 because the action was dormant until VISX counterclaimed against Autonomous in September 1998. Should the proposed merger transaction be consummated as expected, Autonomous anticipates that this particular legal action will become moot. Legal expenses would therefore be reduced in 1999.

 . In 1998, Autonomous incurred approximately $338,000 of expenses related to the proposed merger with or into a wholly-owned subsidiary of Summit. These were primarily fees that became due and were paid to Autonomous' investment banker in conjunction with various milestones in the proposed merger negotiation process. Should the merger occur, other Autonomous costs approximating $1.5 million would become due and payable in connection with the merger.

Interest Income (Expense), Net. Interest income (expense), net was $146,281 and $541,111 for the years ended December 31, 1998 and 1997, respectively. This decrease of 73% was due to the fact that Autonomous' average earning balances in cash and investments, as computed on monthly ending amounts, were approximately $2,600,000 in 1998 and $10,400,000 in 1997. As in 1998, in an independent company scenario, interest income in 1999 will be almost solely a function of the timing and size of Autonomous' equity and debt financings during the year. Interest expense in both periods was immaterial.

Net Loss. The net effect of the foregoing revenue and expense items was Autonomous' net loss of $16,642,753 and $11,639,355 in the years ended December 31, 1998 and 1997, respectively. Autonomous' net loss for 1999 is dependent in large part on the timing and scope of the planned U.S. market launch of the LADARVision System. In turn, the U.S. market launch is dependent on the timing of the planned merger with Summit. Autonomous' procedure fee pricing plan will lengthen the time needed for Autonomous to earn a return on its investment in LADARVision Systems, thereby delaying profitability.

Liquidity and Capital Resources

Historical Comments about sources and uses of Capital Resources. The following table shows the summary sources and uses of Autonomous' funds for the six fiscal years ended December 31, 1998 (comprising 69 months of operations). These six fiscal years represent a substantial majority of Autonomous' operating history to date, including all of the time Autonomous has been focused on the LVC market.

   Sources of Cash:
     Preferred and common stock sales, net of expenses............. $20,201,000
     CIBA equity and debt investments, net.........................   4,943,000
     Proceeds from short-term borrowings (Summit)..................   3,000,000
     Initial public offering, net..................................  17,893,000
                                                                    -----------
       Total sources of cash.......................................  46,037,000
                                                                    -----------
   Uses of cash:
     Operations....................................................  41,851,000
     Capital expenditures..........................................   3,412,000
     Debt repayment and other......................................     616,000
                                                                    -----------
       Total uses of cash..........................................  45,879,000
                                                                    -----------
   Net increase in cash balances................................... $   158,000
                                                                    ===========

The cash expenditure for operations of almost $42 million dollars in the last six fiscal years has been used to develop the LADARVision System and its enabling technologies as applied to LVC, to fund clinical investigation, to build infrastructure and systems, to build production capacity and to commence early sales and marketing efforts. As Autonomous continues to conduct clinical investigations aimed at adding additional indications to the expected FDA PMA approval, more fully develop a sales and marketing capability, and increase commercial production of the LADARVision System, Autonomous expects that additional losses will require substantial funding by equity or debt placements, or both, in the absence of the proposed merger transaction.

Early 1999 status of Liquidity and Capital Resources. Autonomous' cash and investment resources were $544,666 and $7,301,072 at December 31, 1998 and 1997, respectively. On January 15, 1999,

Autonomous closed on the exercise of an option with respect to its Series I convertible preferred stock and received gross proceeds of $4 million. Autonomous used the proceeds to repay the outstanding balance of $3 million, plus interest, to Summit under the line of credit attendant to the planned merger (see below) and to pay the expenses relating to this option closing. Subsequently, Autonomous re-borrowed $3 million under the line of credit from Summit and expects such amount will remain outstanding until completion of the proposed transaction with Summit. Additionally, Autonomous received proceeds of approximately $1,600,000 from the exercise of various warrants which were issued in connection with its Series D financing in 1996. The outstanding line of credit balance of $3 million and the proceeds from the warrant exercises are expected to be sufficient to fund operations to the end of April 1999. While the proposed transaction is pending, Autonomous is effectively unable to raise capital. If the proposed transaction is not completed in a timely manner, Autonomous may exhaust its capital resources and be unable to continue operations. This would occur on or about May 1, 1999 assuming that Autonomous continues to fully prepare for a commercial introduction of the LADARVision System in the United States.

Line of Credit with Summit. In connection with the merger agreement, Summit agreed to lend up to $8 million to Autonomous on a revolving credit basis. Under the revolving line of credit, Autonomous may not draw more than $1.5 million per month and will be charged interest on such draws at a rate of 5.25% per annum. One half of the amount borrowed by Autonomous as of the closing date of the proposed acquisition will reduce the amount of aggregate cash consideration in the merger. In the event the proposed acquisition is not completed through no fault of Autonomous, the amounts drawn on the revolving credit facility are due and payable 180 days from the date of the termination of the merger agreement. If this line of credit must be repaid by Autonomous, Autonomous must raise sufficient capital to repay the line of credit as well as to continue operations. Autonomous may not be able to raise sufficient capital to either reduce the note payable or to stay in operation.

Year 2000 Computer Issues

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

In early 1998, Autonomous' accounting and manufacturing requirements planning ("MRP") software vendor produced a Year 2000-specific update, which Autonomous installed at that time. There was no cost of this upgrade to Autonomous as such maintenance updates are included in the annual maintenance fee paid to the vendor. As a result of this upgrade, Autonomous believes that its accounting and MRP programs are fully Year 2000 compliant. Autonomous is the sole author of the system application software in its LADARVision System. All versions of that software have always been Year-2000 compliant, including the current 32-bit version that Autonomous will deliver in commercial systems in the near future. Autonomous believes that it will not incur any further material direct costs in hardware or software upgrades from third party vendor software used internally in its business operations.

Autonomous is currently in the process of vendor certification for Year 2000 compliance. Autonomous is requiring a written statement from its key vendors that such vendors systems are Year 2000 compliant as well as requiring a description of the testing methods used by the vendor. At this time, Autonomous has received such written statements from two of the four vendors it considers its key vendors. The written statements Autonomous has received represent to its satisfaction that these two vendors are currently Year 2000 compliant. Autonomous anticipates that it will receive written statements from the other two key vendors by the end of June 1999. Autonomous' production plan has the system parts and/or sub-systems to be made by these key vendors in relatively low volumes (measured in hundreds of items) and in a highly customized fashion. Therefore, Autonomous does not believe that the manufacture of such parts or sub-systems are automated such as to be wholly or even partially dependent on embedded manufacturing systems at the vendors that may not be compliant.

Nevertheless, the greatest potential risk from Year 2000 issues relates to a key vendor whose systems are not Year 2000 compliant and who may be unable to meet delivery requirements for parts or components until they correct their Year 2000 problem. Until Autonomous receives written statements from the other two key vendors, it will not have reached maximum levels of assurance that there will be no effect, if any, of possible non-Year 2000 compliance by these vendors on Autonomous' business, results of operations, liquidity and financial condition.

Autonomous does not currently have any U.S. commercial customers of its LADARVision System and thus does not anticipate surveying potential customers for Year 2000 compliance. Autonomous commercial customers will be service providers and not manufacturing businesses. Because they provide medical services, it is not expected that their operations will be unable to function as a result of Year 2000 problems.

Autonomous has not completed a contingency plan for dealing with the most reasonably likely worst case scenario which, in Autonomous' judgement, would occur if one of its four key vendors is unable to deliver its parts or sub-systems to Autonomous on a timely basis. Autonomous currently plans to complete such analysis and contingency planning by June 30, 1999.

Years Ended December 31, 1997 and 1996

Results of Operations

Revenues from Research Grants. Autonomous had no material revenues in the three fiscal years ended December 31, 1997. Autonomous made commercial placements of LADARVision Systems in late 1997, one of which began to generate limited procedure fee revenues before year-end. Previous revenues generated by Autonomous during the period from inception to the year ended March 31, 1994 were from research work conducted for the United States Department of Defense, NASA and under Small Business Innovation Research grants that totaled approximately $3.5 million in the nine years ended March 31, 1994. Autonomous concluded its research grant activity in 1994 in order to pursue commercialization of the LADARVision System for its own account in the ophthalmology market.

Operating Expenses

Cost of Revenues

Cost of revenues from LADARVision Systems placed in 1997 included local country import taxes, shipping, installation and training costs, and certain royalty accruals. Autonomous incurred no costs of revenues from research work in the three fiscal years ended December 31, 1997. Costs of revenues during the period from inception to the nine years ended March 31, 1994, which offset the revenues from research grants, totaled $3.5 million.

Clinical trials and compliance expenses

Clinical trials expenses were $2,980,317 and $1,715,412 in the years ended December 31, 1997 and 1996, respectively. This increase of 74% was attributable to an increase in the clinical staff and number of patient surgeries performed in the first half of 1997 during the closing phases of Autonomous' initial Phase III trials. Autonomous' clinical trials expenses are expected to continue to increase as it expands its work toward other clinical indications and begins its CustomCornea clinical trials in 1999. The compliance organization grouped here will also increase in 1998 as the full impact of operating under FDA QSR and ISO 9001 regulations is felt.

Unabsorbed production start-up costs

Unabsorbed production start-up costs of $758,801 for the year ended December 31, 1997 were re-classified from other expenses due to such production costs not being fully absorbed by limited production beginning in the third quarter of 1997. Such costs will continue into 1999 until such time as Autonomous has reached a continuous production state.

Research and development expenses

Research and development expenses were $2,954,559 and $3,521,381 in the years ended December 31, 1997 and 1996, respectively. This decrease of 16% was caused primarily by the re- allocation of resources as Autonomous began limited manufacturing commercial systems for foreign placement. Three commercial systems were produced and placed between mid-1997 and March 1998. The underlying cost of the research and development organization continued to increase as Autonomous required new investment in its CustomCornea research program. Autonomous also added to its engineering staff to handle the increased need for product and process drawing and documentation for Autonomous' first and second generation LADARVision Systems. Going forward, the cost of R&D will reflect actual research and engineering costs because production expenses will be charged to the product or to other operating expenses. Such "true" R&D costs are expected to increase moderately.

Selling and marketing expenses

Selling and marketing expenses were $1,493,069 and $1,190,898 in the years ended December 31, 1997 and 1996, respectively. This increase of 25% was largely incurred in the latter months of 1997 as Autonomous began increasing staffing and travel activities to secure contracts for the initial foreign placements of the LADARVision System. Selling and marketing expenses are expected to more than double in 1998 as Autonomous increases staff and activities to address the U.S. market in anticipation of receiving its initial PMA from the FDA on the LADARVision System. CIBA Vision in-kind services reached $471,000 for 1997, meaning just over $1,000,000 of such expenses were cash or accrual outlays by Autonomous. The CIBA Vision in-kind services agreement will expire in mid-1998 and the equivalent of those costs will be borne by Autonomous on an expenditure basis.

General and administrative expenses

General and administrative expenses were $2,328,222 and $1,852,351 in the years ended December 31, 1997 and 1996, respectively. This increase of 26% was due largely to increased costs in human resources as personnel and programs were expanded to manage the increased levels of recruiting and headcount; to the costs of the move into a new office and plant facility in May 1997; and to increased non-allocated operating costs of the new facility. Increases in general and administrative costs in 1998, if any, are expected to be modest.

Other expenses

Other expenses were $1,596,671 and $1,283,874 for the years ended December 31, 1997 and 1996, respectively. This increase of 24% was due to legal expenses increasing in 1997 as a result of its first quarter settlement of the VISX litigation and pursuit of claims against Pillar Point Partners. In 1996, such litigation costs were incurred primarily in the second half of the year versus the full year for 1997. Autonomous will continue to incur litigation costs in 1998 as it pursues its position of non-infringement with regard to the LADARVision System versus the Pillar Point Partners patent portfolio. The legal expenses will be unpredictable as to their timing due to various phases through which the trials may proceed. Additionally, should new litigation arise from Autonomous' entry into the U.S. market, such additional costs could be significant and will be charged here.

Interest Income (Expense), Net. Interest income (expense), net was $541,111 and $555,872 for the years ended December 31, 1997 and 1996, respectively. This decrease of 3%, or nearly level with the prior year, was due to the fact that available interest rates declined on the short-term investments that Autonomous utilizes for interest income. Average earning balances in cash and investments, as computed on monthly ending amounts, were approximately equal in 1997 ($10,400,000) and 1996 ($10,300,000). Additionally, Autonomous' interest expense, netted into these amounts, increased by approximately $15,000 for the year as Autonomous financed its cubicle furniture for its new facility with capital leases. 1998 interest income will be almost solely a function of the timing and size of Autonomous' equity and debt financings during the year.

Net Loss. The net effect of the foregoing revenue and expense items was Autonomous' net loss of $11,639,355 and $9,008,044 in the years ended December 31, 1997 and 1996, respectively. Autonomous' procedure fee pricing plan will lengthen the time for Autonomous to earn a return on its investment in LADARVision Systems thereby potentially delaying profitability.

ITEM 7A. QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not currently have significant market risks in the operation of its business. At December 31, 1998, the Company maintained monies denominated in foreign currencies totaling US$12,041. The Company's cash balances are currently invested in overnight instruments with no market risk. The Company's long term debt consists of several leases on furniture and equipment with total principal outstanding at December 31, 1998 of approximately $234,000 with original terms of five years or less. The Company intends to amortize these leases to conclusion. The Company believes that the market risk on this aggregation of exposures is immaterial to its business, financial condition and results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item is incorporated by reference to the Consolidated Financial Statements set forth on pages F-1 through F-26 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Effective December 1, 1998, the Company engaged Deloitte & Touche LLP as its independent public accountant and on that same date, the Company dismissed Arthur Andersen LLP as its independent public accountant. The engagement of Deloitte & Touche was recommended and approved by the audit committee of the Company's Board of Directors.

In its report on the financial statements of the Company as of and for the year ended December 31, 1997 and for the period from inception (July 23, 1985) to December 31, 1997, Arthur Andersen LLP modified its opinion on the financial statements to indicate that they were prepared on the assumption that the Company would continue as a going concern. As such Arthur Andersen LLP pointed out certain factors disclosed by the Company in its financial statements that raised a substantial doubt about the ability of the Company to continue as a going concern.

In connection with the audits of the Company's financial statements for each of the two years ended December 31, 1997, and in the subsequent unaudited interim period through December 1, 1998, there were no disagreements between the Company and Arthur Andersen LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Arthur Andersen LLP, would have caused it to make reference to the subject matter of the disagreement in connection with its report on the audited financial statements.

During the Company's two most recently completed years (to December 31, 1997) and through December 1, 1998, the date of the change, there were no reportable events (as defined in Item 304 of Regulation S-K ) with Arthur Andersen LLP and during such periods the Company has not consulted Deloitte & Touche LLP regarding the application of accounting principles to a specified transaction, either completed or proposed, or regarding the type of audit opinion that might be rendered on the Company's financial statements. A letter from Arthur Andersen LLP was included in the Company's Current Report on Form 8-K filed on December 1,1998 states that they are in agreement with the statements contained in that filing regarding the change in independent public accountants.

Deloitte & Touche LLP is the independent certified public accountant for Summit Technology, Inc. The Company and Summit have entered into a Merger Agreement wherein the Company will merge with or into a wholly-owned subsidiary of Summit.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information with respect to the executive officers and directors of the Company:


                                    AGE AT
NAME                           FEBRUARY 28, 1999     TITLE
Randy W. Frey                         41             Chairman of the Board, Director, President
                                                     and Chief Executive Officer
Charline A. Gauthier, Ph.D., OD       36             Vice President and Chief Operating Officer
Monty K. Allen                        46             Vice President, Treasurer and Chief
                                                     Financial Officer; Corporate Secretary
George H. Pettit, Ph.D., MD           38             Vice President &  Chief Scientist
Donald I. Martin                      51             Vice President of Manufacturing
Christine Oliver                      47             Vice President of Sales & Marketing
Bruce A. Hays                         52             Vice President of Quality & Customer
                                                     Service
Steven E. Bott, Ph.D.                 46             Vice President of Product Development
G. Arthur Herbert                     72             Director
Stanley Ruffett                       75             Director
Timothy Barabe                        45             Director
Richard H. Keates, MD                 66             Director
Whitney A. McFarlin                   58             Director

Pursuant to the Company's Third Amended and Restated Articles of Incorporation, the Board of Directors of the Company has fixed the number of directors at six. Each elected Director will serve until the next Annual Meeting of Stockholders or until his successor shall be elected and shall qualify.

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

Charline A. Gauthier, Ph.D., OD joined the Company in July 1995 as Director of Clinical Affairs. In April 1998 she was promoted to Vice President of Clinical Affairs and in October 1998 became the Company's Vice President & Chief Operating Officer. From March 1992 to May 1995 she was a postgraduate researcher at the Cooperative Research Centre for Eye Research and Technology at the University of New South Wales, Australia. Dr. Gauthier received a Ph.D. from the University of New South Wales, her Doctor of Optometry from the University of Waterloo, and a degree in General Science from the University of Alberta.

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

George H. Pettit, Ph.D., MD joined the Company in July 1996 as Vice President of Research. In January 1999 he assumed the duties of the Company's Chief Scientist. Dr. Pettit's primary career focus and expertise is in the area of ultraviolet laser ablation and applications in medicine. From 1990 until June 1996, Dr. Pettit was a Medical Research Officer at the U.S. Food & Drug Administration's Center for Devices & Radiological Health. Dr. Pettit earned his Ph.D. in Electrical Engineering from Rice University and received his Medical Doctorate from the University of Texas Southwestern Medical School.

Donald I. Martin joined the Company in August 1997 as Vice President of Manufacturing & Engineering. In May 1998, when Dr. Bott joined the Company, his title became Vice President of Manufacturing. From January 1995 to July 1997, Mr. Martin was with Bio-Rad Laboratories, Inc., a maker of diagnostic and analytical instruments for the life sciences industry. From 1977 to December 1994, he was with the MedSystems Division of C.R. Bard, Inc. and, subsequently, Baxter International, a maker of IV drug delivery products. Mr. Martin earned his Bachelor of Science in Industrial Engineering from Northeastern University.

Christine Oliver joined the Company in March 1996 as Director of International Marketing. In March 1998 she was promoted to Vice President of Sales and Marketing. From 1986 to March 1996, Ms. Oliver was in numerous positions with Alcon Laboratories, Inc., a major ophthalmic goods and eye-care company. Her last position there was International Marketing Manager for Excimer Laser Systems. Ms. Oliver earned her Bachelor of Arts from the University of Western Ontario.

Bruce A. Hays joined the Company in March 1998 as Director of Quality. In August of 1998 he was promoted to Vice President of Quality and Customer Service. From 1987 to March 1998, Mr. Hays was with Coulter Corporation, now Beckman/Coulter, a producer of sophisticated life science laboratory equipment and reagents for hematology, cytometry and immunology. Most recently, with Coulter, Mr. Hays was the Director of Research and Development Quality. Mr. Hays earned his MBA from Nova University and his Bachelor of Science in Electrical Engineering from the Florida Institute of Technology.

Steven E. Bott, Ph.D. joined the Company in May 1998 as Vice President of Product Development. From 1989 to May 1998, he served in various roles with Coulter Corporation, now Beckman/Coulter, a producer of sophisticated life science laboratory equipment and reagents for hematology, cytometry and immunology. Most recently, with Coulter, Dr. Bott was the Corporate Director of R&D. Dr. Bott earned his Ph.D. in Physical Chemistry from Stanford University, and his Bachelor of Science in Chemistry from Antioch College.

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

Timothy Barabe is CIBA's designee on the Board of Directors. Since July 1993 he has held the position of Vice President, Planning, Information and Control for the Worldwide CIBA Vision Division. From 1982 to June 1993, Mr. Barabe held various positons with Ciba Geigy, a predecessor firm to Novartis, Ltd. Mr. Barabe received his Masters in Business Administration from the University of Chicago and a Bachelor of Business Administration from the University of Massachusetts.

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

Whitney A. McFarlin joined the Company's Board of Directors in December 1997. From 1993 to July 1998, Mr. McFarlin served as the Chief Executive Officer, President and Chairman of Angeion Corporation. Since July 1998 he has served as Chairman of Angeion. Angeion is a developer and manufacturer of implantable cardioverter defibrillators and catheter ablation systems for the tachyarrythmia market. Mr. McFarlin has over 25 years experience in medical device businesses, including executive positions at Medtronic and Everest & Jennings. He is a registered professional engineer and also serves on the Board of Directors of Possis Medical, Inc., a publicly held, cardiac catheter and pumps business and Clarus Medical Systems, Inc., a privately held, spinal endoscopy medical device business. Mr. McFarlin earned his Master of Science degree in Nuclear Engineering from Texas A&M University, a Bachelor of Science in Physics and Mathematics from Henderson College, and attended the Executive Development Program at UCLA.

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

Marguerite B. McDonald, MD has been the Medical Director and a consultant to the Company since July 1993. Dr. McDonald also served as a director of the Company between July 1993 and March 1994. Dr. McDonald has been the Director of the Refractive Surgery Center of the South at the Eye, Ear, Nose & Throat Hospital since 1994 and, until 1996, was a Clinical Professor of Ophthalmology at Tulane University, New Orleans, Louisiana for two years. Prior to 1994, she was a Professor of Ophthalmology for Louisiana State University (LSU), where she had been conducting research at the LSU Eye Center since 1981. Prior to her affiliation with the company, Dr. McDonald was an excimer laser Clinical Investigator and Consultant to VISX. Dr. McDonald is the author of over 150 journal articles and abstracts and has received both the Barraquer and Trokel awards for her contributions to the field of refractive surgery. Dr. McDonald earned her MD from Columbia University in 1976 and her Bachelor of Arts in Biology from Manhattanville College in 1974.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company believes, based solely on Forms 3 and 4 and amendments thereto furnished to the Company during the most recent fiscal year, that no director, officer, 10% or more beneficial owner of any of the Company's equity securities failed to file on a timely basis those Forms 3, 4 and 5 required to be filed by
Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table describes the compensation earned in the last three fiscal years to the Chief Executive Officer of the Company and each of the Company's four most highly compensated executive officers (the "Named Executive Officers") whose 1998 salary and bonus compensation was $100,000 or more for any year in which that person served as an executive officer.


                                                                                Long-Term
                                                                              Compensation
                                                Annual Compensation              Awards
------------------------------------------------------------------------------------------------

                                                                (1)          Number of Shares
       Name and Principal                                       Other        Underlying Stock
            Position                 Year   Salary    Bonus Compensation          Options
------------------------------------------------------------------------------------------------
Randy W. Frey
Chairman of the Board, President     1998  $212,000  $10,600  $7,918               -----
 and Chief Executive Officer         1997  $200,000  $32,000  $7,233              60,000
                                     1996  $171,877  $20,192  $6,967               -----
------------------------------------------------------------------------------------------------
George H. Pettit, Ph.D., MD (2)      1998  $163,500  $ 8,175  $10,961              1,000
Vice President and Chief Scientist   1997  $150,000  $24,000  $ 7,211             20,000
                                     1996  $ 75,000  $11,538  $12,504            100,000
------------------------------------------------------------------------------------------------
Monty K. Allen (3)                   1998  $142,000  $ 7,100  $14,204              1,650
Vice President, Treasurer and        1997  $126,000  $20,160  $ 7,339             80,729
 Chief Financial Officer; Secretary  1996  $118,125  $18,577  $ 5,728                252
------------------------------------------------------------------------------------------------
Charline A. Gauthier, Ph.D., OD      1998  $142,038   $9,000  $ 3,730             61,000
Vice President & Chief Operating
 Officer
------------------------------------------------------------------------------------------------
Bruce A. Hays (4)                    1998  $104,167  $36,250  $ 8,260             66,000
Vice President of Quality and
 Customer Service
------------------------------------------------------------------------------------------------

(1) Other Compensation includes, unless otherwise noted, Company payments toward medical, dental and prescription drug card benefits, short and long-term disability insurance and life insurance. Life insurance premiums paid are the total premium and includes any amount includable in the employee's income as taxable premiums paid on excess life insurance under a group term life policy.
(2) Dr. Pettit's Other Compensation includes $3,149 relating to relocation reimbursement from a prior year. Dr. Pettit was employed by the Company in July 1996. As a result, the 1996 amounts in the table above are for a partial fiscal year.
(3) Mr. Allen's Other Compensation includes $5,923 relating to relocation reimbursement from a prior year.
(4) Mr. Hays' Other Compensation includes $3,314 relating to relocation reimbursement for 1998.

The Company added long-term disability insurance to the benefits package of all employees in May 1997. Previously, no employees were receiving Company-paid long-term disability insurance with the exception of Mr. Frey.

Option Grant Information

The following table sets forth information concerning options granted to the Named Exeutive Officers during the fiscal year ended December 31, 1998 under the Company's 1995 Stock Option Plan and the Company's 1996 Employee Stock Purchase Plan.

--------------------------------------------------------------------------------------------------------------
                         Number of   Percent of
                         Securities Total Options              Market            Potential Realizable Value at
                         Underlying  Granted to     Exercise  Price at  Expires     Assumed Annual Rates of
                           Option   Employees in     Price    Date of      on    Stock Price Appreciation for
     Name                  Grants      1998          ($/Sh)    Grants     Date          Option Term(1)
--------------------------------------------------------------------------------------------------------------
                                                                                     0%       5%       10%
--------------------------------------------------------------------------------------------------------------
Randy W. Frey                   -         -               -         -          -      -          -         -
--------------------------------------------------------------------------------------------------------------
George H. Pettit            1,000       0.2          $4.125    $4.125    6/12/08     $0     $2,595    $6,575
--------------------------------------------------------------------------------------------------------------
Monty K. Allen (2)          1,650       0.3          $4.122    $4.408    6/12/08   $470     $3,144    $7,201
--------------------------------------------------------------------------------------------------------------
Charline A. Gauthier       61,000      10.4          $4.125    $4.125    10/1/98     $0   $158,273  $401,111
--------------------------------------------------------------------------------------------------------------
Bruce A. Hays              66,000      11.2          $5.006    $5.006    9/11/08     $0   $207,807  $526,645
--------------------------------------------------------------------------------------------------------------

_________

(1) The potential realizable value is based on the term of the option at the time of grant. The assumed stock price appreciation of five and ten percent is mandated by the rules of the Securities and Exchange Commission. The potential realizable value is calculated by assuming that the market price on the date of grant appreciates at the indicated rate for the entire term of the option and that the option is exercised at the exercise price and sold on the last day of its term at the appreciated price. No effects from individual taxation are used in the calculations. Actual gains, if any, on stock option exercises are dependent on the future performance of the Company's Common Stock, overall market conditions and the executive's continued employment with the Company. The amounts represented in this table may not be achieved.
(2) Mr. Allen's option grants includes 650 shares purchased during the year as a participant in the Company's 1996 Employee Stock Purchase Plan. As a result of the 15% discount from market price at which the plan allows option grants to be made, Mr. Allen's market price at date of grant and exercise price for all option grants displayed are different values on a weighted average basis. As a result, Mr. Allen's potential realizable value in a scenario of 0% assumed annual stock price appreciation represents the total dollar value of the discount on the 650 shares granted and exercised during the year. These 650 shares represented 4.6% of the options granted under the elective 1996 Employee Stock Purchase Plan for 1998.

Option Exercises in the Last Year and Year End Option Table

The following table provides information regarding stock option exercises by the Named Executive Officers in 1998.


                       Option Exercises in the Last Year

-------------------------------------------------------------------------
                                     Shares Acquired          Value
Name                                   on Exercise         Realized (1)
-------------------------------------------------------------------------
Randy W. Frey                              --                   --
-------------------------------------------------------------------------
George H. Pettit                           --                   --
-------------------------------------------------------------------------
Monty K. Allen                           11,150              $45,953
-------------------------------------------------------------------------
Charline A. Gauthier                      6,000              $37,375
-------------------------------------------------------------------------
Bruce A. Hays                              --                   --
-------------------------------------------------------------------------

(1) Value realized was determined by multiplying the number of shares exercised by the difference between the exercise price per share and the closing price on the exercise date.

The following table provides information regarding unexercised stock options held by the Named Executive Officers as of December 31, 1998.

                         Fiscal Year-End Option Values


-----------------------------------------------------------------------------------------------------
                                                                Value of Unexercised
                         Number of Securities Underlying      In-the-Money Options at
                         Unexercised Options at Year-End            Year-End (1)
-----------------------------------------------------------------------------------------------------
          Name                Exercisable       Unexercisable       Exercisable       Unexercisable
-----------------------------------------------------------------------------------------------------
Randy W. Frey                   12,000              48,000              -----              -----
-----------------------------------------------------------------------------------------------------
George H. Pettit                45,000              76,000             $1,063              -----
-----------------------------------------------------------------------------------------------------
Monty K. Allen                  17,000              85,000             $1,063           $101,938
-----------------------------------------------------------------------------------------------------
Charline A. Gauthier            15,000              94,000            $31,938           $124,625
-----------------------------------------------------------------------------------------------------
Bruce A. Hays                    1,000              65,000             $1,063            $35,938
-----------------------------------------------------------------------------------------------------

(1) Value based on the difference between the last reported sale of the Company's Common Stock on the Nasdaq National Market of $5.188 per share on December 31, 1998, and the exercise price of the options.

The Company's 1995 Stock Option Plan, as amended, generally provides for acceleration of vesting of outstanding options in the event of a "change in control transaction." The acceleration provision provides for certain alternatives to acceleration at the discretion of the Board of Directors in order to comply with certain laws, rules and regulations.

Compensation Committee Interlocks and Insider Participation

The Executive Compensation Committee consisted of Messrs. Frey, Barabe, Herbert, Keates, Ruffett and McFarlin during 1998. Of the Committee members, Mr. Frey was the only member who was also an officer or employee of the Company.

Director Compensation

In 1997 the Board adopted a compensation arrangement setting fees for non-employee directors to $2,000 per Board meeting attended and $1,000 per committee meeting attended (with the exception of Dr. Keates in accordance with his consulting agreement - - see "Certain Transactions"). Also in April 1997, the Board instituted a plan of Board stock option participation whereby, upon initial election to the Board, a non-employee member will receive a non-qualified stock option from the Company's 1995 Stock Option Plan of 5,000 shares with a ten year term that is immediately fully vested at an exercise price equal to the Nasdaq closing price on the date of the first Board meeting attended by the new member. The Board also instituted an annual grant of 2,000 shares to non-employee members with a ten year term that is immediately fully vested at an exercise price equal to the market price on the date of the member's re-election to the Board (normally the Annual Meeting of the Shareholders). During 1998, re-election option grants of an option for 2,000 shares were made to Messrs. Herbert, Keates, McFarlin and Ruffett at an exercise price of $4.125 on June 12, 1998 upon re-election to the Board at the Stockholders Meeting.

Certain Transactions

Dr. Richard H. Keates is retained by the Company under the terms of a three year consulting agreement (the "Keates Agreement") whereby he serves as a Board member and medical and clinical consultant. The Keates Agreement is currently in its third year of operation and during that time, the Company pays him $10,500 per month plus expenses. As a result of the Keates Agreement, Dr. Keates does not receive Board or Committee service fees but does receive the aforementioned stock options under the plan adopted by the Board in 1997 regarding such grants.

Messrs. Herbert and Ruffett are under retainer to the Company for general business and financial consulting, respectively, and are paid $1,000 per month for such services.

Report of the Executive Compensation Committee on Executive Compensation


The Company's compensation program for executive officers has three basic tenets:

1. To provide competitive total compensation, and mix thereof, to attract and retain qualified executive management;
2. To provide an incentive component of cash bonuses that encourages achievement of short-term (one year or less) company goals;
3. To provide an incentive component of stock options that encourages creation of long-term shareholder value.

In 1998 the Committee made certain adjustments in base salary for officers based on competitive pay levels, job performance and the fact that there had been no such increases in 1997. Executive officers and all other employees were also eligible for up to five cash bonuses based on Company performance milestones throughout the year (the 1998 Bonus Plan). The bonus payments indicated herein were made in accordance with the provisions of the 1998 Bonus Plan. They were generally lower than in the prior two years reflecting the Company's difficulty in achieving its PMA on the originally anticipated timeline.

During 1998, the Committee granted a stock option for 1,000 shares to all employees, including all officers except Mr. Frey, as of the date of the grant to be vested when the Company achieved its PMA. As it regards the matter of additional stock option grants to executive officers, grants were only made in 1998 to such officers upon hiring or upon promotion to the post of an executive officer.

In 1999, the Committee has modified the short-term incentive plan available to all employees, including executive officers (1999 Bonus Plan), to make them a mix of both significant Company milestone goals and certain critical departmental goals that support critical clinical or R&D and support the establishment of a successful commercial organization. The scope of this short-term incentive opportunity for 1999 is similar to that of the three prior years.

1998 Chief Executive Officer Compensation

Randy Frey, Chairman of the Board and Chief Executive Officer, participates in the 1999 Bonus Plan in addition to his base salary. Mr. Frey's base salary has been set at a level of $212,000 per annum since May 1998. The Committee believes this base salary level is competitive and equitable for the scope of his duties and responsibilities heading a publicly-held company. As founder of the Company, Mr. Frey holds 665,250 shares, or approximately 5%, of the Company's Common Stock in the form of founder's stock. Additionally, Mr. Frey holds a stock option for 60,000 shares of Common Stock. In light of this equity holding and Company performance in 1998, the Committee did not grant Mr. Frey stock options during the year. Mr. Frey will be granted a stock option in connection with the merger with Summit in accordance with an employment agreement that will become effective at the consummation of that merger. The option shall be for 200,000 shares of Summit common stock with some fixed vesting and some vesting determined by the performance of Summit's stock price. Additionally he shall continue at his current base pay level.

Submitted by the Executive Compensation Committee, excluding Mr. Frey as
Chairman:

/s/Stanley Ruffett           /s/Timothy Barabe
/s/Dr. Richard H. Keates     /s/G. Arthur Herbert
/s/Whitney A. McFarlin

Stock Price Performance Graph

The following is a line graph presentation that compares an index of stockholder return on a total return basis for the Company to the same measures for a broad market index and for an index of peer companies from May 1, 1996, the date of the Company's initial public offering, to December 31, 1998. The graph assumes $100 invested on May 1, 1996 in the Company's Common Stock and each of the indices. The Company's Common Stock is traded on the Nasdaq National Market under the symbol "ATCI."

                          COMPARISON OF TOTAL RETURN

                       [PERFORMANCE GRAPH APPEARS HERE]


The line marked "NASDAQ" is the aggregate Nasdaq Stock Market for both U.S. and foreign issues (approximately 5,100 issues). The line marked "Peer" is an index of all U.S. and foreign companies listed on the Nasdaq Stock Market with a Standard Industrial Classification ("SIC") code within the range of 3840 to 3849 (approximately 180 issues). The 384x SIC code is entitled Surgical, Medical and Dental Instruments and Supplies.

The actual data points embedded in the graph above are noted in the following table. The information in the table was obtained from the Center for Research in Security Prices at the University of Chicago Graduate School of Business.


     Date                Autonomous      NASDAQ          Peer
-----------------------------------------------------------------
   05/01/96                100.0          100.0          100.0
   06/30/96                 71.2           98.9           94.4
   09/30/96                 50.0          102.2           92.6
   12/31/96                 48.5          107.1           89.5
   03/31/97                 63.6          101.6           83.6
   06/30/97                 50.0          120.1           91.1
   09/30/97                 65.2          140.6          107.6
   12/31/97                 68.2          130.8          102.6
   03/31/98                 63.6          153.3          112.5
   06/30/98                 52.3          157.0          107.5
   09/30/98                 53.8          140.3           95.4
   12/31/98                 62.9          181.1          116.0
-----------------------------------------------------------------

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as best known to the Company regarding the beneficial ownership of the Company's Common Stock as of March 19, 1999, unless otherwise indicated, by (1) each person known to the Company to own more than 5% of the issued and outstanding Common Stock, (2) each of the Company's directors, (3) each of the Named Executive Officers for the fiscal year ended December 31, 1998, and (4) all directors and executive officers as a group.

                                            Shares of Common Stock         Approximate Percent
Beneficial Owner                            Beneficially Owned (1)          Beneficially Owned
--------------------------------------------------------------------------------------------------
CIBA Vision Corporation (2)
11460 Johns Creek Parkway
Duluth, GA  30136                                           1,867,084                        13.58%
--------------------------------------------------------------------------------------------------
Timothy Barabe (2)                                          1,867,084                        13.58%
--------------------------------------------------------------------------------------------------
OZ Management, Inc. (3)
153 East 53rd Street, 43rd Floor
New York, New York 10022                                    1,129,472                         8.21%
--------------------------------------------------------------------------------------------------
DSAM, LLC (4)
18 W. Haviland Lane, 3rd Floor
Stamford, CT  06903                                           708,455                         5.15%
--------------------------------------------------------------------------------------------------
Randy W. Frey (5)                                             677,250                         4.93%
--------------------------------------------------------------------------------------------------
G. Arthur Herbert (6)                                          72,150                          *
--------------------------------------------------------------------------------------------------
Monty K. Allen (7)                                             48,566                          *
--------------------------------------------------------------------------------------------------
George H. Pettit (8)                                           45,000                          *
--------------------------------------------------------------------------------------------------
Stanley Ruffett (9)                                            38,850                          *
--------------------------------------------------------------------------------------------------
Richard H. Keates, MD (10)                                     28,950                          *
--------------------------------------------------------------------------------------------------
Charline Gauthier (11)                                         26,349                          *
--------------------------------------------------------------------------------------------------
Bruce Hays (12)                                                 9,000                          *
--------------------------------------------------------------------------------------------------
Whitney A. McFarlin (13)                                        7,000                          *
--------------------------------------------------------------------------------------------------
All Directors and Executive Officers as
 a Group (14 persons) (14)                                  2,884,699                        20.98%
--------------------------------------------------------------------------------------------------

* Represents beneficial ownership of less than one percent of the outstanding Common Stock.

(1) The persons and entities in the table above have sole voting and investment power with respect to all shares shown as beneficially owned by them, except as noted in the footnotes below.
(2) The 1,867,084 shares are owned by CIBA Vision Corporation, a wholly owned subsidiary of Novartis A.G. of Basel, Switzerland, engaged in the business of vision care products and services. The number of shares beneficially owned includes 171,713 shares that will be issued immediately prior to the merger in satisfaction of an obligation that would be due on May 15, 1999 to CIBA under the terms of the 1995 Strategic Alliance Agreement. Mr. Barabe is an officer of CIBA, and he serves on the Company's Board of Directors as the designee of CIBA. Mr. Barabe disclaims beneficial ownership of the securities of the Company owned by CIBA.

     Mr. Barabe has been granted non-qualified stock options for 7,000 shares which are exercisable within sixty days, but which are not shown in the table due to their transfer to his children. Mr. Barabe disclaims beneficial ownership of these transferred options.
(3) As reported by OZ Management, LLC, on a Schedule 13-G dated February 12, 1999. Includes common shares that may be issuable at the date of filing of the 13-G by converting shares of the Company's Series I Convertible Preferred Stock into the Company's common stock in accordance with the schedule of conversions under the terms of the Stock Purchase Agreement and referenced other documents. Includes 300,000 shares that are issuable upon the exercise of a stock purchase warrant, which will be exchanged at the merger closing for 100,000 shares of common stock.
(4) As reported by DiSilvestri Asset Management, LLC, on a Schedule 13-G dated February 19, 1999.
(5) Includes incentive stock options to acquire 12,000 shares that are exercisable within 60 days. Excludes options to acquire 48,000 shares that are not exercisable within 60 days. Excludes 975 shares of common stock held by Mr. Frey's mother, for which he disclaims any beneficial ownership.
(6) Includes non-qualified options to acquire 9,000 shares which are exercisable within 60 days.
(7) Includes incentive and non-qualified options to acquire 17,000 shares that are exercisable within 60 days. Excludes incentive and non-qualified options to acquire 85,000 shares that are not exercisable within 60 days.
(8) Includes incentive and non-qualified options to acquire 45,000 shares that are exercisable within 60 days. Excludes incentive and non-qualified options to acquire 76,000 shares that are not exercisable within 60 days.
(9) Includes non-qualified options to acquire 7,000 shares that are exercisable within 60 days.
(10) Dr. Keates has been granted non-qualified stock options for 9,000 shares which are exercisable within sixty days, but which are not shown in the table due to their transfer to his children. Dr. Keates disclaims beneficial ownership of these transferred options.
(11) Includes incentive stock options to acquire 15,000 shares that are exercisable within 60 days. Excludes incentive options to acquire 94,000 shares that are not exercisable within 60 days.
(12) Includes incentive stock options to acquire 9,000 shares that are exercisable within 60 days. Excludes incentive options to acquire 57,000 shares that are not exercisable within 60 days.
(13) Includes non-qualified options to acquire 7,000 shares that are exercisable within 60 days.
(14) Includes options to acquire 186,000 shares which are exercisable within 60 days. Excludes options to acquire 581,000 shares which are not exercisable within 60 days.

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

The Strategic Alliance Agreement with CIBA provides that the Company shall pay commissions to CIBA on all ophthalmic refractive laser equipment revenues, including patient procedure fees, net of royalties to IBM, Pillar Point Partners, Summit and VISX, in the amount of 6% of such revenues. The CIBA commissions are limited to an aggregate of $10,000,000 except as described below. In the event the Company has not paid commissions to CIBA totaling $10,000,000 or more by May 15, 1999, the Company must deliver to CIBA shares of common stock (the "Additional Shares"), and continue to pay commission until the $10,000,000 aggregate amount is reached. If the Additional Shares are issued, the number of such shares must be adjusted so that the Additional Shares have a market value of at least $2,400,000 on May 15, 1999. In March 1998, the Company and CIBA agreed to the issuance of 438,821 of the Additional Shares under an amendment to the Strategic Alliance Agreement. The number of Additional Shares remaining to be delivered to CIBA in 1999, 171,713 shares of Common Stock, is subject to certain adjustments pursuant to anti-dilution provisions, such as selling stock at a price lower than $5.33 per share, stock splits and stock dividends. Should the proposed merger with Summit occur before the original delivery date of May 15, 1999 for the remaining Additional Shares, those shares shall be delivered to CIBA at the closing in order that they may be exchanged by CIBA for the merger consideration. At December 31, 1998, CIBA owned a total of 1,695,371 shares of the common stock of the Company.

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

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND CURRENT REPORTS ON FORM
8-K

(a) Documents Filed with Report


    1. The Consolidated Financial Statements and Schedules listed below are located after the signature page beginning on page F-1:

                                  Description                                       Page No.
--------------------------------------------------------------------------------  -------------
Independent Auditors' Reports....................................................      F-2
Consolidated Balance Sheets - - December 31, 1998 and 1997.......................      F-4
Consolidated Statements of Operations............................................      F-5
Consolidated Statements of Stockholders' Equity for the Period from Inception
 (July 23, 1985) to December 31 1998.............................................      F-6
Consolidated Statements of Cash Flows............................................      F-7
Notes to Consolidated Financial Statements.......................................      F-9

     2. Financial Statement Schedules: Not required or the information required to be included therein is reflected in the Financial Statements.

     3. Exhibits

Exhibit                                                                    Location
-----------------------------------------------------------------------------------------------
        3.1  Third Restated and Amended Articles of               Current Report on Form 8-K
             Incorporation, as amended                            filed August 18, 1998
-------------------------------------------------------------------------------------------------
        3.2  Bylaws                                               Registration Statement No.
                                                                  333-2068, dated May 1, 1996,
                                                                  Exhibit 3.2
-------------------------------------------------------------------------------------------------
       10.1  Strategic Alliance Agreement, dated May 15 1995,     Registration Statement No.
             between CIBA Vision Group Management, Inc.           333-2068, dated May 1, 1996,
             ("CIBA") and the Company                             Exhibit 10.1
-------------------------------------------------------------------------------------------------
       10.2  Letter Agreement, dated November 22, 1995, between   Registration Statement No.
             CIBA and the Company, amending Section 9 of the      333-2068, dated May 1, 1996,
             Strategic Alliance Agreement, dated May 15, 1995     Exhibit 10.2
-------------------------------------------------------------------------------------------------
       10.3  Amended and Restated Convertible Subordinated        Registration Statement No.
             Note, dated November 16, 1995, executed by the       333-2068, dated May 1, 1996,
             Company in favor of CIBA                             Exhibit 10.3
-------------------------------------------------------------------------------------------------
       10.4  Amendment to the Strategic Alliance Agreement,       Registration Statement No.
             dated March 5, 1996, between the Company and CIBA    333-2068, dated May 1, 1996,
                                                                  Exhibit 10.4
-------------------------------------------------------------------------------------------------

       10.5  Purchase Agreement, dated May 27, 1994, between      Registration Statement No.
             CIBA and the Company                                 333-2068, dated May 1, 1996,
                                                                  Exhibit 10.5
-------------------------------------------------------------------------------------------------
       10.6  Amendment to Purchase Agreement, dated March 5,      Registration Statement No.
             1996, between the Company and CIBA                   333-2068, dated May 1, 1996,
                                                                  Exhibit 10.6
-------------------------------------------------------------------------------------------------
       10.7  Amended and Restated Investors' Rights Agreement,    Registration Statement No.
             dated May 27, 1994, by and among the Company, the    333-2068, dated May 1, 1996,
             holders of a majority of the outstanding             Exhibit 10.7
             Registrable Securities and CIBA
-------------------------------------------------------------------------------------------------
       10.8  Voting Agreement, dated May 27, 1994, among the      Registration Statement No.
             Company, CIBA, and certain stockholders of the       333-2068, dated May 1, 1996,
             Company                                              Exhibit 10.8
-------------------------------------------------------------------------------------------------
       10.9  Letter Agreement, dated June 2, 1995, between the    Registration Statement No.
             Company and Terence A. Walts, as amended             333-2068, dated May 1, 1996,
                                                                  Exhibit 10.9
-------------------------------------------------------------------------------------------------
       10.10 Autonomous Technologies Corporation 1995 Stock       Quarterly Report on Form 10-Q
             Option Plan, as amended by the Board of Directors    for the period ended June 30,
             on June 12, 1998                                     1998, Exhibit 10.1 therein
-------------------------------------------------------------------------------------------------
       10.11 Autonomous Technologies Corporation Employee Stock   Registration Statement No.
             Purchase Plan                                        333-2068, dated May 1, 1996,
                                                                  Exhibit 10.11
-------------------------------------------------------------------------------------------------
       10.12 Autonomous Technologies Corporation 401(k)           Registration Statement No.
             Retirement Plan                                      333-2068, dated May 1, 1996,
                                                                  Exhibit 10.12
-------------------------------------------------------------------------------------------------
       10.13 Lease Agreement dated July 11, 1994, as amended,     Registration Statement No.
             between the Company and Barton Partners, Ltd.        333-2068, dated May 1, 1996,
                                                                  Exhibit 10.13
-------------------------------------------------------------------------------------------------
       10.14 Lease Agreement dated June 1, 1996 between the       Quarterly Report on Form 10-Q
             Company and Orlando TechCenter II                    for the period ended September
                                                                  30, 1996, Exhibit 10 therein
-------------------------------------------------------------------------------------------------
       10.15 Amendment to the Strategic Alliance Agreement,       Annual Report on Form 10-K for
             dated March 26, 1998, between the Company and CIBA   the year ended December 31,
                                                                  1997, Exhibit 10.15
-------------------------------------------------------------------------------------------------
       10.16 Series I Convertible Preferred Stock Purchase        Current Report on Form 8-K
             Agreement                                            filed April 27, 1998, Exhibit
                                                                  10.1 therein
-------------------------------------------------------------------------------------------------
       10.17 Series I Convertible Preferred Stock Registration    Current Report on Form 8-K
             Rights Agreement                                     filed April 27 1998, Exhibit
                                                                  10.2 therein
-------------------------------------------------------------------------------------------------
       10.18 Common Stock Purchase Warrant issued in              Current Report on Form 8-K
             connection with Series I Convertible Preferred       filed April 27, 1998, Exhibit
             Stock                                                10.3 therein
-------------------------------------------------------------------------------------------------
       10.19 Certificate of Designation for the Series I          Current Report on Form 8-K
             Convertible Preferred Stock                          filed April 27, 1998, Exhibit
                                                                  10.4 therein
-------------------------------------------------------------------------------------------------
      10.20  Letter Agreement, dated July 22, 1998, amending      Current Report on Form 8-K
             the Series I Convertible Preferred Stock Purchase    filed July 22, 1998, Exhibit
             Agreement, the Registration Rights Agreement         10.5 therein
             and the Certificate of Designation
-------------------------------------------------------------------------------------------------
      10.21  Notice of Option Exercise for the Series I           Current Report on Form 8-K
             Convertible Perferred Stock, dated November 9,       filed November 12, 1998,
             1998                                                 Exhibit 10.1 therein
-------------------------------------------------------------------------------------------------
      10.22  Stock Purchase Warrant Exchange Agreement            Current Report on Form 8-K
             dated January 14, 1999                               filed January 22, 1999,
                                                                  Exhibit 10.1 therein
-------------------------------------------------------------------------------------------------
      10.23  Form of Stock Purchase Agreement                     Current Report on Form 8-K
             dated January 14, 1999                               filed June 12, 1998, Exhibit
                                                                  10.1 therein
-------------------------------------------------------------------------------------------------
      10.24  Agreement and Plan of Merger, dated October 1,       Current Report on Form 8-K
             1998                                                 filed October 7, 1998, Exhibit
                                                                  10.1 therein
-------------------------------------------------------------------------------------------------
      10.25  Letter from Arthur Andersen LLP, dated               Current Report on Form 8-K
             December 7, 1998                                     filed December 7, 1998
                                                                  Exhibit 16 therein
-------------------------------------------------------------------------------------------------
      10.26  Letter Agreement Re:  Revolving Credit Line          Filed herewith
             dated October 1, 1998
-------------------------------------------------------------------------------------------------
      10.27  Amendment No. 1 to Agreement and Plan of Merger      Filed herewith
             and Amendment No. 1 to Revolving Credit Line
             and Revolving Promissory Note
-------------------------------------------------------------------------------------------------
       23.1  Consent of Arthur Andersen LLP                       Filed herewith
-------------------------------------------------------------------------------------------------
       23.2  Consent of Deloitte & Touche LLP                     Filed herewith
-------------------------------------------------------------------------------------------------

(b) Reports on Form 8-K

The Company filed three reports on Form 8-K during the last quarter of 1998 as follows:

On October 7, 1998 it filed announcing that on October 1, 1998 it had entered into a Merger Agreement merge with or into a wholly-owned subsidiary of Summit Technology, Inc., of Waltham, Massachusetts. It also announced the resignation and departure of its President & COO, Dr. Richard C. Capozza, the appointment of Mr. Randy Frey, the Company's Chairman & CEO to the additional post of President, and the appointment of Dr. Charline A. Gauthier to the position of Vice President & COO from her prior position as the Company's Vice President of Clinical & Regulatory Affairs.

On November 12, 1998 it filed announcing that the its holder of an option to purchase 400 shares of its Series I convertible preferred stock and a common stock purchase warrant had exercised that option.

On December 7, 1998 it filed announcing that it had dismissed Arthur Andersen LLP as its independent public accountant and had retained Deloitte & Touche LLP to serve as its independent public accountants. Deloitte & Touche LLP also serve as the independent public accountants for Summit Technology, Inc.

(c) Exhibits
See Item 14(a)3. of this Form 10-K.

(d)
Financial Statement Schedules

See Item 14(a)2. of this Form 10-K.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             Autonomous Technologies Corporation



                                 By: /s/Randy W. Frey
                                     -----------------------------------------
                                 Chairman of the Board & Chief Executive Officer

                                 By: /s/Monty K. Allen
                                     -----------------------------------------
                                 Chief Financial Officer & Principal
                                 Accounting Officer

Dated:  March 29, 1999

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.


Signature                                     Capacity                          Date
---------                                     --------                          ----
/s/ Randy W. Frey                             President, Chief Executive        March 29, 1999
----------------------------------            Officer and Chairman of the
                                              Board

/s/ G. Arthur Herbert                         Director                          March 29, 1999
----------------------------------

/s/ Stanley Ruffett                           Director                          March 29, 1999
----------------------------------

/s/ Timothy Barabe                            Director                          March 29, 1999
----------------------------------

/s/ Richard H. Keates, MD                     Director                          March 29, 1999
----------------------------------

/s/ Whitney A. McFarlin                       Director                          March 29, 1999
----------------------------------

               AUTONOMOUS TECHNOLOGIES CORPORATION AND SUBSIDIARY
                         (A Development Stage Company)

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
Independent Auditors' Reports............................................  F-2
Consolidated Financial Statements as of December 31, 1998 and 1997, each of the three years in the Period Ended December 31, 1998, and the Period from Inception (July 23,1985) to December 31, 1998:
Consolidated Balance Sheets..............................................  F-4
Consolidated Statements of Operations....................................  F-5
Consolidated Statements of Stockholders' Equity..........................  F-6
Consolidated Statements of Cash Flows....................................  F-7
Notes to Consolidated Financial Statements...............................  F-9

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Autonomous Technologies Corporation:

We have audited the accompanying consolidated balance sheet of Autonomous Technologies Corporation and subsidiary [a development stage company (the Company)] as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended and for the period from July 23, 1985 (date of inception) to December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The Company's financial statements for the period July 23, 1985 (date of inception) through December 31, 1997 were audited by other auditors whose report, dated June 2, 1998, expressed an unqualified opinion on those statements and included an explanatory paragraph that described substantial doubt about the ability of the Company to continue as a going concern. The financial statements for the period July 23, 1985 (date of inception) through December 31, 1997 reflect total revenues and net loss of $3,487,582 and $28,908,047, respectively, of the related 1998 totals. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of such other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1998, and the results of its operations and its cash flows for the year then ended, and for the period from July 23, 1985 (date of inception) to December 31, 1998, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage enterprise engaged in developing and marketing an opthalmic laser product for vision correction. As described in Notes 1 and 10 to the consolidated financial statements, the Company has incurred material operating losses, has yet to emerge from development stage, and is defendant in a lawsuit claiming patent infringement and seeking preliminary and permanent injunctions against the Company. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are described in Notes 1, 10, and 11. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Deloitte & Touche LLP
Orlando, Florida
February 22, 1999, except for Note 13,
 as to which the date is March 16, 1999

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders of
Autonomous Technologies Corporation:

We have audited the accompanying balance sheet of Autonomous Technologies Corporation (a Florida corporation in the development stage) as of December 31, 1997, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 1997 and 1996, and the period from inception (July 23, 1985) to December 31, 1997. The statements of operations and cash flows for the period from inception (July 23, 1985) to December 31, 1997, are not presented separately herein. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Autonomous Technologies Corporation as of December 31, 1997, and the results of its operations and its cash flows for the years ended December 31, 1997 and 1996, and the period from inception (July 23, 1985) to December 31, 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company is in the development stage with no significant operating results to date. The factors discussed in Note 1 to the financial statements raise a substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to those matters are also described in Notes 1 and 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                  /s/ Arthur Andersen LLP
Orlando, Florida,
 June 2, 1998

               AUTONOMOUS TECHNOLOGIES CORPORATION AND SUBSIDIARY
                         (A Development Stage Company)

           CONSOLIDATED BALANCE SHEETS -- DECEMBER 31, 1998 AND 1997

                       ASSETS                            1998         1997
                       ------                         -----------  -----------
CURRENT ASSETS:
  Cash and cash equivalents.......................... $   544,666  $   109,245
  Investments........................................         --     7,191,827
  Accounts receivable................................      22,500          --
  Inventories (Note 1)...............................   3,749,458    2,358,934
  Prepaid expenses and other assets..................     609,725      356,892
                                                      -----------  -----------
    Total current assets.............................   4,926,349   10,016,898
PROPERTY AND EQUIPMENT--Net (Note 2).................   1,662,627    1,155,718
LADARVision SYSTEMS-IN-SERVICE--Net (Note 2).........     542,609      400,584
ADVANCE LICENSING FEES...............................     733,503      747,470
OTHER ASSETS.........................................      53,494       95,479
                                                      -----------  -----------
    Total assets..................................... $ 7,918,582  $12,416,149
                                                      ===========  ===========
        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------
LIABILITIES:
  Accounts payable................................... $   530,525  $   743,898
  Accrued expenses...................................     599,503      789,113
  Customer deposits..................................     308,801       46,211
  Note payable (Note 11).............................   3,000,000          --
  Current portion of obligations under capital leases
   (Note 3)..........................................      68,684       97,108
  Obligation under strategic alliance agreement
   (Notes 4 and 11)..................................     450,000          --
                                                      -----------  -----------
    Total current liabilities........................   4,957,513    1,676,330
OBLIGATIONS UNDER CAPITAL LEASES--Less current
 portion (Note 3)....................................     164,993      185,007
OBLIGATIONS UNDER STRATEGIC ALLIANCE AGREEMENT
 (Notes 4 and 11)....................................         --     1,575,000
                                                      -----------  -----------
    Total liabilities................................   5,122,506    3,436,337
                                                      -----------  -----------
COMMITMENTS AND CONTINGENCIES (Notes 3, 4, 5, 6, 7,
 10, and 11)
STOCKHOLDERS' EQUITY (Notes 4, 5, and 6):
  Convertible preferred stock--Series I, $.01 par
   value; 1,000 and -0- authorized at December 31,
   1998 and 1997, respectively; 385 and -0- shares
   issued at December 31, 1998 and 1997,
   respectively; and 270 shares outstanding at
   December 31, 1998 (at adjusted face value) (Note
   6)................................................   3,139,483          --
  Common stock, $.01 par value; 25,000,000 shares
   authorized, 11,997,841 shares and 9,986,755 shares
   issued and outstanding at December 31, 1998 and
   1997, respectively................................     119,978       99,868
  Additional paid-in capital.........................  45,919,017   37,787,991
  Deficit accumulated during the development stage... (46,382,402) (28,908,047)
                                                      -----------  -----------
    Total stockholders' equity.......................   2,796,076    8,979,812
                                                      -----------  -----------
    Total liabilities and stockholders' equity....... $ 7,918,582  $12,416,149
                                                      ===========  ===========

                See notes to consolidated financial statements.

               AUTONOMOUS TECHNOLOGIES CORPORATION AND SUBSIDIARY
                         (A Development Stage Company)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996 AND PERIOD FROM INCEPTION (JULY
                         23, 1985) TO DECEMBER 31, 1998

                                                                                                                 Cumulative
                                                                                                                    from
                                                                                                                 Inception
                                                                                                   Year Ended    (July 23,
                                                                       Years Ended    Year Ended    December      1985) to
                                                                       December 31,  December 31,      31,      December 31,
                                                                           1998          1997         1996          1998
                                                                       ------------  ------------  -----------  ------------
REVENUES:
  LADARVision systems and services.................................... $    221,955  $     37,065  $       --   $    259,020
  Research grants.....................................................          --            --           --      3,450,517
                                                                       ------------  ------------  -----------  ------------
    Total revenues....................................................      221,955        37,065          --      3,709,537
                                                                       ------------  ------------  -----------  ------------
OPERATING EXPENSES:
  Costs of revenues--LADARVision systems and services.................      395,130       105,892          --        501,022
  Costs of revenues--research grants..................................          --            --           --      3,465,596
  Clinical trials and compliance......................................    2,666,914     2,980,317    1,715,412     8,537,108
  Unabsorbed production start-up costs................................    2,997,672       758,801          --      3,756,473
  Research and development............................................    3,775,159     2,954,559    3,521,381    14,083,474
  Selling and marketing (Note 4)......................................    2,669,257     1,493,069    1,190,898     6,124,259
  General and administrative..........................................    2,846,404     2,328,222    1,852,351     9,201,275
  Other expenses (Notes 4 and 10).....................................    1,660,453     1,596,671    1,283,874     4,915,998
                                                                       ------------  ------------  -----------  ------------
    Total operating expenses..........................................   17,010,989    12,217,531    9,563,916    50,585,205
                                                                       ------------  ------------  -----------  ------------
OPERATING LOSS........................................................  (16,789,034)  (12,180,466)  (9,563,916)  (46,875,668)
INTEREST INCOME (EXPENSE):
  Interest income.....................................................      191,424       582,219      581,866     1,479,146
  Interest expense....................................................      (45,143)      (41,108)     (25,994)     (149,506)
                                                                       ------------  ------------  -----------  ------------
    Interest income--net..............................................      146,281       541,111      555,872     1,329,640
                                                                       ------------  ------------  -----------  ------------
LOSS BEFORE PROVISION FOR INCOME TAXES................................  (16,642,753)  (11,639,355)  (9,008,044)  (45,546,028)
PROVISION FOR INCOME TAXES (Note 8)...................................          --            --           --          4,772
                                                                       ------------  ------------  -----------  ------------
NET LOSS..............................................................  (16,642,753)  (11,639,355)  (9,008,044)  (45,550,800)
DEEMED DIVIDEND FOR SERIES I PREFERRED STOCK CONVERSION DISCOUNT......      831,602           --           --        831,602
                                                                       ------------  ------------  -----------  ------------
NET LOSS TO COMMON STOCKHOLDERS....................................... $(17,474,355) $(11,639,355) $(9,008,044) $(46,382,402)
                                                                       ============  ============  ===========  ============
LOSS PER SHARE (Notes 1 and 12):
  Basic net loss per share............................................ $      (1.59) $      (1.43) $     (2.36)
                                                                       ============  ============  ===========
  Weighted average common shares used in computing basic net loss per
   share..............................................................   11,009,272     8,151,395    3,812,039
--------------------------------------------------
                                                                       ============  ============  ===========

                See notes to consolidated financial statements.

               AUTONOMOUS TECHNOLOGIES CORPORATION AND SUBSIDIARY
                         (A Development Stage Company)

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
 YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996 AND PERIOD FROM INCEPTION (JULY
                         23, 1985) TO DECEMBER 31, 1998

                                                                                  Deficit
                             Convertible                                        Accumulated
                           Preferred Stock        Common Stock     Additional    During the
                          -------------------  -------------------   Paid-in    Development
                          Shares     Amount      Shares    Amount    Capital       Stage
                          -------  ----------  ---------- -------- -----------  ------------
BALANCE, JULY 23, 1985..      --   $      --          --  $    --  $       --   $        --
 Issuance of common
  stock.................      --          --    1,125,000   11,250      76,250           --
 Issuance of Series A
  convertible preferred
  stock.................    3,000       3,000         --       --      723,233           --
 Issuance of Series B
  convertible preferred
  stock.................    1,313       1,313         --       --      374,071           --
   Net loss.............      --          --          --       --          --     (1,466,254)
                          -------  ----------  ---------- -------- -----------  ------------
BALANCE, MARCH 31,
 1994...................    4,313       4,313   1,125,000   11,250   1,173,554    (1,466,254)
 Issuance of Series A
  convertible preferred
  stock.................      354         354         --       --       80,180           --
 Issuance of Series B
  convertible preferred
  stock.................      170         170         --       --       49,017           --
 Issuance of Series C
  convertible preferred
  stock.................    2,927       2,927         --       --    1,535,270           --
   Net loss.............      --          --          --       --          --     (2,695,349)
                          -------  ----------  ---------- -------- -----------  ------------
BALANCE, MARCH 31,
 1995...................    7,764       7,764   1,125,000   11,250   2,838,021    (4,161,603)
 Common stock placed in
  escrow for future
  services..............      --          --      120,000    1,200      22,850           --
 Issuance of Series D
  convertible preferred
  stock.................    2,456       2,456         --       --    1,211,717           --
 In-kind services
  provided by
  stockholder...........      --          --          --       --      220,148           --
 Compensation under
  stock option plan.....      --          --          --       --      380,626           --
   Net loss.............      --          --          --       --          --     (4,099,045)
                          -------  ----------  ---------- -------- -----------  ------------
BALANCE, DECEMBER 31,
 1995...................   10,220      10,220   1,245,000   12,450   4,673,362    (8,260,648)
 Issuance of Series D
  convertible preferred
  stock.................    4,363       4,363         --       --    2,177,137           --
 Conversion of all
  preferred stock upon
  closing of initial
  public offering.......  (14,583)    (14,583)  2,187,450   21,875      (7,292)          --
 Conversion of note
  payable and advance
  from stockholder upon
  closing of initial
  public offering.......      --          --      817,500    8,175   3,396,825           --
 Issuance of common
  stock in initial
  public offering, net
  of offering costs.....      --          --    2,500,000   25,000  17,868,000           --
 In-kind services
  provided by
  stockholder...........      --          --          --       --      449,736           --
 Compensation under
  stock plans and
  agreements............      --          --          --       --      218,890           --
 Exercise of stock
  options...............      --          --       13,237      132       8,050           --
   Net loss.............      --          --          --       --          --     (9,008,044)
                          -------  ----------  ---------- -------- -----------  ------------
BALANCE, DECEMBER 31,
 1996...................      --          --    6,763,187   67,632  28,784,708   (17,268,692)
 Issuance of common
  stock, net of offering
  costs.................      --          --    3,000,000   30,000   7,984,996           --
 In-kind services
  provided by
  stockholder...........      --          --          --       --      471,275           --
 Compensation under
  stock plans and
  agreements............      --          --          --       --      485,937           --
 Exercise of stock
  options and warrants..      --          --      223,568    2,236      61,075           --
   Net loss.............      --          --          --       --          --    (11,639,355)
                          -------  ----------  ---------- -------- -----------  ------------
BALANCE, DECEMBER 31,
 1997...................      --          --    9,986,755   99,868  37,787,991   (28,908,047)
 Issuance of common
  stock to CIBA in
  exchange for strategic
  alliance obligation...      --          --      438,821    4,388   1,720,612           --
 In-kind services
  provided by
  stockholder...........      --          --          --       --      177,199           --
 Issuance of common
  stock in private
  offering, net of
  offering costs........      --          --      600,573    6,006   2,888,844           --
 Issuance of Series I
  convertible preferred
  in private offering...      500   5,000,000         --       --     (318,727)          --
 Deemed dividend for
  preferred stock
  conversion discount...      --      831,602         --       --          --       (831,602)
 Conversion of preferred
  stock.................     (230) (2,692,119)    656,148    6,561   2,685,558           --
 Compensation under
  stock option plan.....      --          --          --       --      374,397           --
 Exercise of stock
  options and warrants..      --          --      315,544    3,155     603,143           --
   Net loss.............      --          --          --       --          --    (16,642,753)
                          -------  ----------  ---------- -------- -----------  ------------
BALANCE, DECEMBER 31,
 1998...................      270  $3,139,483  11,997,841 $119,978 $45,919,017  $(46,382,402)
                          -------  ----------  ---------- -------- -----------  ------------

                See notes to consolidated financial statements.

               AUTONOMOUS TECHNOLOGIES CORPORATION AND SUBSIDIARY
                         (A Development Stage Company)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996 AND
           PERIOD FROM INCEPTION (JULY 23, 1985) TO DECEMBER 31, 1998

                                                                       Cumulative
                                                                     from Inception
                          Year Ended    Year Ended    Year Ended   (July 23, 1985) to
                         December 31,  December 31,  December 31,     December 31,
                             1998          1997          1996             1998
                         ------------  ------------  ------------  ------------------
CASH FLOWS FROM
 OPERATING ACTIVITIES:
 Net loss..............  $(16,642,753) $(11,639,355) $(9,008,044)     $(45,550,800)
 Adjustments to
  reconcile net loss to
  net cash used in
   operating
    activities:
   In-kind services
    provided by
    stockholder........       177,199       471,275      449,736         1,318,358
   Compensation expense
    under stock option
    plan...............       374,398       485,937      218,890         1,459,851
   Compensation expense
    related to common
    stock placed in
    escrow for future
    services...........           --            --           --             24,050
   Convertible
    preferred stock
    issued for
    services...........           --            --           --            162,500
   Loss on disposal of
    property and
    equipment..........       185,271           --        85,167           270,438
   Depreciation and
    amortization.......       800,793       315,054      173,724         1,494,652
   Changes in assets
    and liabilities:
     Increase in
      accounts
      receivable.......       (22,500)          --           --            (22,500)
     Increase in
      inventories......    (1,390,524)   (2,096,327)    (262,607)       (3,749,458)
     Increase in
      prepaid expenses
      and other
      assets...........      (210,848)     (180,074)    (200,770)         (663,219)
     Decrease
      (increase) in
      advance licensing
      fees.............        13,967         2,530     (750,000)         (733,503)
     Increase
      (decrease) in
      accounts
      payable..........      (213,373)      (90,887)     508,258           530,525
     Increase in
      accrued
      expenses.........        72,980       413,070      191,973           908,304
     Increase in
      obligation under
      strategic
      alliance
      agreement........       600,000       600,000      600,000         2,175,000
                         ------------  ------------  -----------      ------------
      Net cash used in
       operating
       activities......   (16,255,390)  (11,718,777)  (7,993,673)      (42,375,802)
                         ------------  ------------  -----------      ------------
CASH FLOWS FROM
 INVESTING ACTIVITIES:
 Capital expenditures
  on property and
  equipment............    (1,197,998)     (802,556)    (298,287)       (2,681,248)
 Investments in
  LADARVision Systems-
  in-Service...........      (437,000)     (437,000)         --           (874,000)
 Restricted investment
  (made) proceeds......           --        162,000     (162,000)              --
 Investments made......           --     (9,644,170) (14,144,080)      (23,788,250)
 Investment proceeds...     7,191,827    11,716,097    4,880,326        23,788,250
                         ------------  ------------  -----------      ------------
      Net cash provided
       by (used in)
       investing
       activities......     5,556,829       994,371   (9,724,041)       (3,555,248)
                         ------------  ------------  -----------      ------------
CASH FLOWS FROM
 FINANCING ACTIVITIES:
 Net proceeds from
  issuance of
  convertible preferred
  stock................     4,681,273           --     2,181,500        10,674,435
 Net proceeds from
  issuance of common
  stock................     2,894,850     8,014,996   17,893,000        28,899,891
 Proceeds from exercise
  of stock options and
  warrants.............       606,298        63,311        8,182           677,791
 Payment of obligations
  under capital
  leases...............       (48,439)      (73,393)     (28,557)         (151,401)
 Proceeds from note
  payable..............     3,000,000           --           --          3,000,000
 Net proceeds from
  (payments of) note
  payable..............           --       (151,299)     151,299               --
 Advance from
  stockholder..........           --            --           --          1,000,000
 Proceeds from issuance
  of convertible note
  payable..............           --            --           --          2,405,000
 Proceeds from long-
  term debt............           --            --           --            200,000
 Repayment of long-term
  debt.................           --            --           --           (200,000)
 Other--net............           --            --           --            (30,000)
                         ------------  ------------  -----------      ------------
      Net cash provided
       by financing
       activities......    11,133,982     7,853,615   20,205,424        46,475,716
                         ------------  ------------  -----------      ------------
NET INCREASE (DECREASE)
 IN CASH AND CASH
 EQUIVALENTS...........       435,421    (2,870,791)   2,487,710           544,666
CASH AND CASH
 EQUIVALENTS, beginning
 of year...............       109,245     2,980,036      492,326               --
                         ------------  ------------  -----------      ------------
CASH AND CASH
 EQUIVALENTS, end of
 year..................  $    544,666  $    109,245  $ 2,980,036      $    544,666
                         ============  ============  ===========      ============

                                                                     [continued]

               AUTONOMOUS TECHNOLOGIES CORPORATION AND SUBSIDIARY
                         (A Development Stage Company)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996 AND
           PERIOD FROM INCEPTION (JULY 23, 1985) TO DECEMBER 31, 1998
                                  (continued)

                                                                     Cumulative
                                                                   from Inception
                           Year Ended   Year Ended   Year Ended  (July 23, 1985) to
                          December 31, December 31, December 31,    December 31,
                              1998         1997         1996            1998
                          ------------ ------------ ------------ ------------------
SUPPLEMENTAL DISCLOSURES
 OF CASH FLOW
 INFORMATION AND NONCASH
 INVESTING AND FINANCING
 TRANSACTIONS:
 Cash transactions--
  Interest paid.........   $  33,301     $36,518     $  22,057       $ 129,137
 Noncash transactions:
   Property and
    equipment purchases
    subject to capital
    lease obligations...      55,089     178,246       178,519         440,168
   Advance from
    stockholder
    converted to common
    stock...............         --          --      1,000,000       1,000,000
   Convertible note
    converted to common
    stock...............         --          --      2,405,000       2,405,000
   Strategic alliance
    obligation converted
    to common stock.....   1,725,000         --            --        1,725,000
   Deemed dividend for
    preferred stock
    conversion
    discount............     831,602         --            --          831,602
   Issuance of common
    stock upon
    conversion of
    convertible
    preferred stock.....   2,692,118         --            --        2,692,119



                See notes to consolidated financial statements.

                      AUTONOMOUS TECHNOLOGIES CORPORATION
                         (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

1. ORGANIZATION, FUNDING, AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and History

Autonomous Technologies Corporation (together with its subsidiary, the Company) was incorporated in the State of Florida in 1985. The Company was formed to pursue applications in the specialized field of laser radar (LADAR). The Company has now focused its efforts on applying unique LADAR tracking technology to the medical field and to the development of an ophthalmic laser product for vision correction, trade named the LADARVision(R) System.

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

The Company formed a wholly owned subsidiary in May 1998 to facilitate the conduct of its business in non-U.S. markets. The accounts of this subsidiary, Autonomous International Corporation, are consolidated for presentation in these financial statements as of December 31, 1998 and for the period since formation of the subsidiary to December 31, 1998.

Funding

In May 1996, the Company completed its initial public offering of common stock. The Company sold 2,500,000 shares of common stock in this offering. Concurrent with this event, all of the outstanding convertible preferred stock and certain debt of the Company were converted to common shares. In 1997 and 1998, the Company concluded three additional private financings to continue to fund operations.

On October 1, 1998, the Company entered into a merger agreement (Merger Agreement) with Summit Technology, Inc. (Summit) whereby the Company may merge into a subsidiary of Summit. Summit is also involved in the field of laser vision correction. More detailed information is contained in Note 11.

The Company has a revolving credit agreement (Credit Agreement) that is part of the Merger Agreement. Under the terms of the Credit Agreement, Summit agreed to loan the Company up to $5 million. The Company may not borrow more than $1.5 million in any calendar month and is required to make monthly interest payments on the aggregate loan balance at a per annum rate of 5.25%. See Note 13 for a description of an amendment to the Credit Agreement.

At December 31, 1998, the Company had drawn $3.0 million under the Credit Agreement pending the closing of a previously arranged private financing. On January 20, 1999, the Company repaid all outstanding balances from the proceeds of that financing. The Company anticipates utilizing the Credit Agreement to fund operations after January 31, 1999. See Note 11 for a full description of the Credit Agreement.

The Company has a common stock warrant issue outstanding that expires February 28, 1999. It is anticipated that more than $1.0 million will be paid to the Company upon the exercise of these warrants. See Note 5 concerning warrants outstanding.

The Company believes that the warrant exercise proceeds and the Summit revolving credit agreement will be sufficient to fund operations into the second quarter of 1999. In the event the merger with Summit is not consummated by March 31, 1999, the Company will renew efforts to seek external capital to continue to fund operations. If no external financing is obtained during the second quarter of 1999, operations of the Company would have to be materially curtailed at that time, including the cessation of production and U.S. marketing efforts. If the Summit merger does not occur, the Company will also renew its efforts to be acquired by another firm as an alternative to raising additional capital.

Should the Company be successful in raising adequate funds in 1999 to fund operations for a reasonable period thereafter (assuming the Summit merger does not occur), the financing may cause substantial dilution for current stockholders. It is also uncertain whether another party could be found in a short time period to acquire the Company on reasonable terms.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As further described within Notes 1 and 11, in the event the Summit merger is not completed, recurring operating losses, possible future funding deficiencies, and patent litigation (see Notes 10 and 13) raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result from the Company's inability to continue as a going concern.

Development Stage Company

The Company's primary operations since inception has been devoted to developing commercial applications of its LADAR technology. No significant operating revenue has yet been generated. As a result, the financial statements are presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 7, Accounting and Reporting by Development Stage Enterprises. In order to generate significant revenues and become an operating business, the Company is in the process of building both U.S. and non-U.S. sales and marketing capabilities. The Company received its initial Pre-market Approval (PMA) from the FDA in November 1998. The PMA permits the Company to commence U.S. sales and marketing activities. The Company has elected to commence its U.S. launch of the LADARVision System in the U.S. after the merger with Summit is consummated in order to be licensed under a royalty-free cross license from both VISX, Incorporated and Summit, who held such intellectual property jointly under a patent pooling arrangement until mid-1998. Several companies are actively marketing ophthalmic laser devices outside the U.S. Three other such devices have been approved by the FDA for U.S. marketing for various levels of surgical indications.

Cash and Cash Equivalents

Cash in excess of immediate operating needs is invested for up to 90 days in overnight repurchase agreements and/or marketable debt securities, such as commercial paper, in accordance with the Company's investment policy. Such cash equivalents are stated at cost plus accrued interest, which approximates market value.

Investments

Certain other liquid funds of the Company have been invested for terms in excess of 90 days in Treasury and Agency securities. These investments have been accounted for as "available-for-sale" securities under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Realized gains and losses are computed using the specific identification method. As of December 31, 1997, the investments were stated at cost which approximate quoted market values. At December 31, 1998, the Company held no investment securities.

Property and Equipment, Net

Property and equipment is recorded at cost less accumulated depreciation and amortization. The Company provides depreciation primarily using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the term of the lease or the life of the asset. Asset lives range as follows:

                                                                           Years
                                                                           -----
   Furniture and office equipment.........................................  3-7
   Assembly, design, and test equipment...................................  3-7

Impairment

The Company periodically reviews long-lived assets to be held and used in operations for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. An impairment loss is recognized when the estimated undiscounted future cash flows from the assets are less than the carrying value of the assets. Assets to be disposed of are reported at the lower of their carrying amount or fair value less cost to sell. No asset impairment losses were incurred by the Company during the years ended December 31, 1998, 1997, or 1996.

Inventories

Inventories relate to LADARVision Systems, which consist of component parts amounting to $2,255,324 (less an obsolescence allowance of $419,758) and $988,403 and work-in-process of $1,913,892 and $1,370,531 at December 31, 1998 and 1997, respectively.

Inventories are valued at the lower of cost or market. Cost is determined on the first-in, first-out method.

LADARVision Systems-in-Service

The Company's LADARVision Systems-in-Service are LVC systems placed under the Company's Autonomous Affiliates ProgramSM wherein the ophthalmology clinic or hospital pays the Company a per-procedure fee for the use of the system in LVC procedures.

Effective January 1, 1996, the Company changed the estimated useful lives for some of its property and equipment from five years to three years. The effect of this change in accounting estimate on net loss and net loss per share for the year ended December 31, 1996 was immaterial. Effective January 1, 1999, the Company changed the estimated useful lives for its LADARVision Systems-in-Service from five years to four years. The effect of this change in accounting estimate on net loss and net loss per share for the year ended December 31, 1999 is expected to be immaterial.

Advance Licensing Fees

The Company paid an advance licensing fee for the right to use certain patented technology in commercial applications of its LADARVision System in the future. License fees, which began to accrue against the prepaid asset in 1997, are due based on agreed upon percentages of certain of the Company's future revenues, as defined in the license agreement.

Research and Development

Research and development costs, which include the costs to pursue new patents and the costs of building prototype and clinical LADARVision Systems and CustomCornea(R) units, are expensed as incurred.

Software Development Costs

Costs of developing software that will be used in the LADARVision System units have been included in research and development expenses from the inception of the Company until the end of 1998. Upon the achievement of the technological feasibility, defined as receipt of the initial PMA from the FDA (which occurred in late 1998), the Company will capitalize software costs incurred hereafter and report them at the lower of unamortized cost or net realizable value.

Cost of developing software that will be used in the CustomCorena diagnostic device which is under development will be included in research and development expenses until technological feasibility is established by achievement of the appropriate FDA approval.

Income Taxes

The Company accounts for income taxes using an asset and liability approach which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Deferred income taxes have been provided for the differences between the financial reporting carrying values and the income tax reporting basis of the Company's assets and liabilities. These temporary differences consist of differences between the timing of the deduction of certain amounts between income tax reporting purposes and financial statement purposes. Due to uncertainties regarding the Company's ability to realize the benefits of its deferred tax assets through future operations, a valuation allowance has been established that completely offsets the net deferred tax asset.

Net Loss Per Share; Statement of Financial Accounting Standards 128

The Company adopted Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS No. 128). SFAS No. 128 replaces the presentation of primary earnings per share (EPS) with a presentation of basic EPS. Additionally, for many companies with potential common stock instruments outstanding (options, warrants, convertible securities, or other contingent issuances), a dual presentation of basic and diluted EPS is required. The Company's presentation of basic EPS is found in the accompanying consolidated statements of operations. The Company's net losses for the periods presented cause the inclusion of potential common stock instruments outstanding to be antidilutive and, therefore, in accordance with SFAS No. 128, the Company is not required to present a diluted EPS.

Stock Authorization and Stock Split

In February 1996, the Board of Directors (the Board) approved a 150-for-1 stock split of the Company's common stock and a restatement of the par value of the Company's common stock to $.01 per share, accompanied by an increase in authorized common shares to 15,000,000. The Board also approved the creation of a new class of convertible preferred stock of the Company and approved an authorization of 1,000,000 shares of such stock, whose price, rights, privileges and related terms shall be determined by the Board at the time of issuance. Additionally, on June 12, 1997, the stockholders of the Company authorized an increase in authorized common shares to 25,000,000.

All share and per-share information in the consolidated financial statements have been adjusted to give effect to the 150-for-1 stock split and par value restatement which became effective upon Board and shareholder approval in February 1996.

Stock Options

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), which encourages, but does not require, companies to adopt the fair value method of accounting for stock-based employee compensation plans. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Companies are also permitted to continue to account for such transactions under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, but are required to disclose on a proforma basis, net income and, if presented, earnings per share, as if the fair value based method of accounting had been applied.

Effective January 1, 1996, the Company elected to adopt only the disclosure requirements of SFAS No. 123. Accordingly, the Company will continue to account for stock based employee compensation under APB Opinion No. 25. See Note 7.

Fair Value of Financial Instruments

The carrying amounts of the Company's financial assets and liabilities, including cash and cash equivalents and accounts payable at December 31, 1998 and 1997, approximate fair value because of the short maturity of these items. The carrying amount of the Company's obligations under capital leases approximates fair value at December 31, 1998 and 1997, since the interest rates approximate rates currently available to the Company for borrowings and investments.

New Accounting Pronouncements

In June 1997, SFAS No. 130, Reporting Comprehensive Income (SFAS 130), was issued. This statement, which was effective for years beginning after December 15, 1997, establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. Implementation of SFAS 130 by the Company did not affect the consolidated financial statements of the Company as the Company did not have any items of other comprehensive income during the periods reported. The net losses reported by the Company are also its comprehensive net losses for all periods reported.

In December 1997, the Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131). SFAS 131 requires the disclosure of operating information about segments of an enterprise based on how management information is complied and used for decision making. The Company's plans are to provide products and services for only one such market, that of refractive surgical correction, and therefore no segment financial information is presented herein in accordance with SFAS 131.

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

Reclassifications

Certain prior-year amounts have been reclassified to conform with the current-year presentation.

2. Property, Equipment, and LADARVision Systems-in-Service

Property and equipment consisted of the following as of December 31:

                                                            1998        1997
                                                         ----------  ----------
Furniture and office equipment.......................... $1,254,356  $  941,298
Assembly, design and test equipment.....................  1,501,111     662,252
Leasehold improvements..................................    182,195     151,178
                                                         ----------  ----------
                                                          2,937,662   1,754,728
Less accumulated depreciation........................... (1,275,035)   (599,010)
                                                         ----------  ----------
  Property and equipment--net........................... $1,662,627  $1,155,718
                                                         ==========  ==========

LADARVision Systems-in-Service consisted of the following at December 31:

                                                            1998        1997
                                                         ----------  ----------
LADARVision Systems-in-Service.......................... $  655,500  $  437,000
Less accumulated depreciation...........................   (112,891)    (36,416)
                                                         ----------  ----------
LADARVision Systems-in-Service--net..................... $  542,609  $  400,584
                                                         ==========  ==========

As of December 31, 1998, the Company held equipment under capital leases with a net book value of $201,643. Depreciation expense totaled $732,813, $278,638 and $173,724 for the years ended December 31, 1998, 1997, and 1996, respectively.

3. Lease Obligations

The Company has acquired furniture, computer, design and communications equipment under capital lease arrangements. The effective interest rate on the leases range from 9% to 21%.

In May 1997, the Company began occupying a main office and production facility with approximately 25,000 square feet under a lease. The lease term is 10 years, with two five-year renewal options and termination opportunities at years five and seven. Base rent under this lease for the 1999-2000 year is $252,000, with annual 3% increases in subsequent years, plus the Company's allocated portion of common area maintenance and other operating costs. The lease payments include rent on $500,000 of landlord provided and tenant specified build-out improvements. Minimum future obligations under noncancelable operating leases (including the aforementioned facilities lease) and the present value of future minimum capital lease payments as of December 31, 1998, are as follows:

                                                           Capital   Operating
                                                            Leases     Leases
                    Year Ending December 31                --------  ----------
      1999...............................................  $108,900  $  277,063
      2000...............................................    79,759     280,706
      2001...............................................    69,869     288,295
      2002...............................................    20,623     282,300
      2003...............................................       --      283,553
      2004 and thereafter................................       --    1,329,290
                                                           --------  ----------
      Total minimum lease payments.......................   279,151  $2,741,207
                                                                     ==========
      Less amount representing interest..................   (45,474)
                                                           --------
      Present value of minimum lease payments............   233,677
      Less current portion...............................   (68,684)
                                                           --------
      Long-term obligation...............................  $164,993
                                                           ========

Rent expense totaled $357,196, $362,876 and $168,741 for the years ended December 31, 1998, 1997 and 1996, respectively.

4. Strategic Alliance

History and Terms

In May 1994, the Company entered into a strategic marketing alliance (the Purchase Agreement) with CIBA Vision Group Management, Inc. (CIBA), whereby CIBA invested $2,405,000 into the Company and received an interest-free, convertible note of $2,405,000 (the CIBA Note) with a three-year term, made an equity investment in the Company, and acquired exclusive marketing rights outside of North America to the LADARVision System. The CIBA Note automatically converted into common stock upon the Company's initial public offering in May 1996.

On May 15, 1995, the Company entered into a Strategic Alliance Agreement (SAA) with CIBA which terminated the aforementioned marketing agreement with CIBA and amended the Purchase Agreement. Under the SAA, the Company regained control of all marketing rights, received a $1,000,000 cash payment, and a commitment of $1,000,000 worth of contributed sales and marketing services over three years. In return, CIBA obtained the right to a 6% commission on net revenue worldwide, as defined in the SAA, from all of the Company's equipment sales and patient procedure fees pertaining to ophthalmic refractive surgery. The commission is limited to $10,000,000 in the aggregate.

The Company was also required to issue 610,534 Additional Shares of common stock, as further described below, to CIBA on May 15, 1999. In March 1998, the Company and CIBA amended the SAA and agreed to the issuance of 438,821 of the additional shares of stock to CIBA. Concurrent with the March 1998 issuance, the Company's Obligation under SAA of $1,725,000 was reclassified to common stock and additional paid-in capital. The remaining 171,713 of the Additional Shares to be issued in 1999 are still to be governed by the terms of the SAA. The Company is required to issue 171,713 shares of common stock to CIBA on May 15, 1999 (or earlier if the proposed merger with Summit is consummated--see
Note 11).

Additional Shares

The Company is accruing for the obligation to issue the Additional Shares to CIBA under the SAA on a straight line basis from the agreement date of May 15, 1995, to the expected issuance date of May 15, 1999. The obligation being accrued over this four-year period is $2.4 million, which represents the value of the originally issuable preferred shares at the date of the SAA. In each of the years in the three year period ended December 31, 1998, the Company recorded $600,000 of expense under this SAA which are included in other expenses on the accompanying consolidated statements of operations. This amount is recorded as the obligation under strategic alliance agreement in the accompanying consolidated balance sheets as of December 31, 1998 and 1997.

Termination Rights

Under the SAA, CIBA has the right, at its sole discretion, to terminate the SAA upon 180 days notice to the Company whereby the Company would continue to be obligated to pay to CIBA the 6% commission for three years beyond termination on those LADARVision Systems that were commercially placed at the time of termination. In this case, CIBA's right to the additional shares on May 15, 1999, would be terminated. Additionally, CIBA has the right to terminate the SAA upon 30 days notice should there be a change of control of the Company or if the commercial value of the Company's technology is materially impacted.

During the years ended December 31, 1998, 1997, and 1996, CIBA contributed sales and marketing services of $177,199, $471,275 and $449,736, respectively, to the Company. These amounts have been recorded as selling and marketing expense in the accompanying consolidated statements of operations, with a corresponding increase to additional paid-in capital. The sales and marketing services agreement expired on May 15, 1998.

5. Common Stock

Investor Rights Agreement

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

1998 Sale of Common Stock

On May 26, 1998, the Company completed a private placement of 600,573 shares of unregistered common stock for $5.166 per share to four European investors, with funding completed on June 2, 1998. The Company realized net proceeds from this sale of $2,904,000.

Common Stock Warrants

The Company issued detachable warrants (the Series D Warrants) for the purchase of 1,048,350 shares of common stock in connection with a preferred stock issuance prior to its 1996 initial public offering. The warrants had an original weighted average exercise price of $3.47 per share. These warrants expire on February 29, 1999, have a cashless exercise provision, and are exercisable at any time during their term. On February 3, 1999, the Board approved a resolution to lower the exercise price on the Series D Warrants to $3.00 per share in the case of cash exercises. The exercise price will remain as originally offered in cases where the holder opts for a cashless exercise.

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

As part of the Company's 1998 preferred stock financing (see Note 6), the Company is obligated, in certain circumstances, to issue warrants for a total of 380,000 shares to both the preferred stockholder and the placement agent for the offering. These warrants became issuable upon the closing of the preferred stockholder's option to purchase a second tranche of preferred stock. The preferred stockholder exercised the option to purchase the second tranche on November 9, 1998 and the warrants were issued upon closing on January 15, 1999. These warrants for the purchase of 380,000 shares have an exercise price of $6.17 per share and expire in January 2001. These warrants are not included in the table of outstanding warrants below since they were issued after December 31, 1998. The holder of the preferred stock has agreed to exchange its warrant for 300,000 shares, upon the closing of the proposed merger with Summit (see
Note 11), for 100,000 shares of the Company's common stock.

Following is a tabulation of common stock purchase warrants outstanding at December 31, 1998:

                                                Weighted
                                                Average
                                                Exercise
        Source of Issuance/Date         Shares   Price           Expiration
        -----------------------         ------- --------     -------------------
Series D Warrants/1996................. 754,350  $3.52(/1/)    February 28, 1999
Underwriters Warrants/1996.............  75,000   9.60               May 7, 1999
Placement Agent Warrants/1997..........  90,000   3.61       April 8, 1999; 2002
                                        -------
                                        919,350
                                        =======

--------

(/1/) For the period from February 3, 1999 to expiration, the exercise price in the case of cash exercise is $3.00 per share.

6.Series I Preferred Stock

On April 16, 1998, the Company entered into a Convertible Preferred Stock Purchase Agreement and certain other related documents with an investor, including a Stock Purchase Warrant Agreement, relating to the sale by the Company of 500 shares of a newly designated Series I Convertible Preferred Stock (Preferred Stock) and an option for the investor to purchase an additional 400 of such shares by November 1998. The purchase price of the Preferred Stock is $10,000 per share, for an initial purchase price of $5,000,000 with the option shares having an additional purchase price of $4,000,000. The option was exercised by the investor on November 9, 1998.

The closing on the first 500 shares of the Preferred Stock occurred on August 7, 1998 and the closing on the option shares occurred January 15, 1999. As a result of the latter closing date being after December 31, 1998, the accompanying consolidated financial statements only reflect the first 500 shares of Preferred Stock. The Company realized $4,681,000 on the closing of the first 500 shares of the Preferred Stock.

The Preferred Stock is convertible into common stock from time to time, but generally on a schedule of no more than 115 shares per month, at a price 10% less than the average of the prior five days low trading prices of the Company's common stock on the Nasdaq National Market. Upon the announcement of the agreement to merge with Summit (see Note 11), the conversion price became fixed at the average low trading price of the five days prior to the announcement, or $3.975 per share. In no case is the entire issue of 900 shares of the Preferred Stock convertible into more than 2,263,197 shares of common stock. Should operation of the aforementioned formula result in the issuance of the maximum number of shares without full conversion of the Preferred Stock, the Company will be required to redeem the remainder in cash at 111% of the purchase price of the remaining Preferred Stock. Assuming that the Company's stock price generally remains at a level high enough whereby the $3.975 per share is the operative conversion price, the continued conversion of the Preferred Stock would result in the issuance of the maximum number of common shares indicated above and the mandatory redemption of a remaining 32 shares of Preferred Stock for $355,552. Through December 31, 1998, the holder of the Preferred Stock had converted 230 shares of the Preferred Stock into 656,148 shares of common stock.

See Note 5 for a description of the Stock Purchase Warrant issued in conjunction with the closing of the purchaser's exercise of the option for 400 shares of the Preferred Stock.

The Company is accounting for the aggregate estimated discount from the conversions as a "deemed" preferred stock dividend in the accompanying consolidated statement of operations. This accounting treatment takes into account the earliest schedule upon which the conversions can occur and allocates the aggregate estimated discount to the periods for which those scheduled shares of convertible preferred stock are outstanding. In the period from the initial closing (August 7, 1998) to March 31, 1999, the Company has or will recognize $1,000,000 of such deemed dividend on the preferred stock.

The Preferred Stock is generally nonvoting, is senior in liquidation preference to the Company's common stock and to any other preferred stock so long as it shall remain outstanding, and imposes certain limitations on the Company's operations until such time as a substantial amount of the Preferred Stock has been converted into common stock or 300 days from the initial closing, whichever occurs first.

7. Employee Benefit Plans

Stock Options

In 1995, the board established the Autonomous Technologies Corporation 1995 Stock Option Plan (1995 Option Plan), authorizing a total of 1,050,000 common shares for the purpose of attracting and retaining the services of qualified employees, directors and consultants. In both 1997 and 1998, the Company's stockholders approved increases in authorized shares under the 1995 Option Plan to bring authorized shares to 2,250,000. Options under the 1995 Option Plan can be either incentive stock options for employees or nonqualified stock options for consultants or directors and generally vest ratably over the five-year period following their grant. Options granted under the 1995 Option Plan can have a term of no more than 10 years.

The 1995 Option Plan has a provision whereby all outstanding options accelerate in the case of a change of control of the Company. It is anticipated that the merger with Summit (see Note 11) will be such a change of control event and option holders will have the choice of accelerating vesting for outstanding options that have not fully vested. Under the terms of the Merger Agreement, the option holder will alternatively be able to choose to waive such acceleration so that Summit will assume the option on its original terms, with appropriate adjustments to the number of shares and the exercise price under a formula in the Merger Agreement.

In 1996, the Board established the Autonomous Technologies Corporation Employee Stock Purchase Plan (1996 ESPP), authorizing a total of 75,000 common shares for the purpose of providing qualifying employees the opportunity to purchase shares in accordance with the terms of the 1996 ESPP at a discount of 15% from market. The 1996 ESPP began operation on July 1, 1996. As a result of the pending Summit merger, the ESPP was suspended after the exercise of options on December 31, 1998 and will only resume operation should the merger not be consummated.

A summary of the Company's 1995 Option Plan and 1996 ESPP as of December 31, 1998, 1997, and 1996 and changes during the years then ended is presented below:

                                         1995 Option Plan        1996 ESPP
                                        -------------------- ------------------
                                                   Weighted-          Weighted-
                                                    Average            Average
                                                   Exercise           Exercise
                                         Shares      Price   Shares     Price
                                        ---------  --------- -------  ---------
Outstanding as of December 31, 1995....   597,600    $ .29       --     $ --
                                                     =====              =====
  Granted in 1996......................   283,550    $5.02     1,417    $3.40
                                                     =====              =====
  Exercised in 1996....................   (11,820)   $ .28    (1,417)   $3.40
                                        ---------    =====   -------    =====
Outstanding as of December 31, 1996....   869,330    $1.84       --     $ --
                                                     =====              =====
  Granted in 1997......................   694,000    $5.16     9,346    $3.47
                                                     =====              =====
  Exercised in 1997....................  (173,620)   $ .29    (9,346)   $3.47
                                                     =====              =====
  Cancellations in 1997................   (22,720)   $3.14       --     $ --
                                        ---------    =====   -------    =====
Outstanding as of December 31, 1997.... 1,366,990    $3.70       --     $ --
                                                     =====              =====
  Granted in 1998......................   607,626    $4.84    14,044    $4.15
                                                     =====              =====
  Exercised in 1998....................  (135,920)   $ .40   (10,719)   $4.03
                                                     =====              =====
  Cancellations in 1998................  (148,670)   $5.19    (3,325)   $4.55
                                        ---------    =====   -------    =====
Outstanding as of December 31, 1998.... 1,690,026    $4.24       --     $ --
                                        =========    =====   =======    =====

SFAS 123 weighted-average fair value of options granted during the year:

  1996.................................   283,550    $3.42     1,417    $1.02
  1997.................................   694,000    $3.57     9,346    $1.13
  1998.................................   607,626    $3.61    14,044    $1.42

The following table summarizes significant ranges of outstanding and exercisable options at December 31, 1998:

                     Options Outstanding        Options Exercisable
              --------------------------------- --------------------
                           Weighted-
                            Average   Weighted-             Weighted
  Range of                 Remaining   Average              Average
  Exercise      Number    Contractual Exercise    Number    Exercise
   Prices     Outstanding    Life       Price   Exercisable  Price
  --------    ----------- ----------- --------- ----------- --------
$0.13--$0.33     291,550   6.8 years    $ .30     226,000    $ .29
$3.50--$4.88     500,976   8.9 years     4.03     155,746     4.14
$5.13--$6.13     798,000   8.9 years     5.47     191,600     5.48
$6.25--$8.00      99,500   8.7 years     6.95      23,700     7.12
               ---------                -----     -------    -----
               1,690,026                $4.24     597,046    $3.23
               =========                =====     =======    =====

The options outstanding at December 31, 1998, expire from January 1999 to November 2008. There are 238,614 shares remaining available for grant in the 1995 Option Plan and 53,518 shares remaining available for grant in the 1996 ESPP at December 31, 1998.

For options granted during 1995, the Company has recognized compensation expense in the years ended December 31, 1998, 1997 and 1996, under APB 25 of $374,400, $244,145 and $218,890, respectively. The additional compensation expense, under current vesting schedules, the Company will recognize under APB 25 is immaterial.

The Company has not elected to adopt the compensation measurement provisions of SFAS 123. Had the Company elected to measure compensation using the methodology prescribed in SFAS 123 for options during the years ended December 31, 1998, 1997, and 1996, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                  Year Ended December 31,
                                             ----------------------------------
                                                1998        1997        1996
                                             ----------- ----------- ----------
Net loss........................ As reported $16,564,985 $11,639,355 $9,008,044
                                 Pro forma   $18,517,000 $12,205,000 $9,296,000
Basic net loss per share........ As reported $      1.59 $      1.43 $     2.36
                                 Pro forma   $      1.77 $      1.50 $     2.44

The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model with the following assumptions summarized as follows:

                                                             Expected Interest
              Grant type and period               Volatility   Life     Rates
              ---------------------               ---------- -------- ---------
                                                           (in years)
1996 option grants...............................    60%       6.3    5.6%--6.8%
1997 option grants...............................    70%       6.4    5.7%--6.9%
1998 option grants...............................    80%       6.4    4.3%--5.8%
Employee stock purchase plan grants..............  60--80%     0.5      5.0%

401(k) Plan

In December 1995, the Board authorized the formation of a retirement plan for the Company's employees that qualifies under Internal Revenue code (IRC)
Section 401(k). The Plan, which began January 1, 1996, covers employees who have attained at least 18 years of age. The Company may, at the Board's discretion, make matching contributions to the employee contributions. The Company has never made any matching contributions.

8. Income Taxes

The reconciliation of the benefit for income taxes based upon the U.S. statutory federal rate (34%) to the Company's provision for income taxes is as follows for the years ended:

                                                    December 31,
                                         -------------------------------------
                                            1998         1997         1996
                                         -----------  -----------  -----------
Expected tax benefit at statutory rate   $(5,941,000) $(3,958,000) $(3,063,000)
(Increase) decrease resulting from:
  State income tax benefit, net of
   federal tax benefit..................    (634,000)    (423,000)    (327,000)
  Costs incurred but not deductible for
   tax purposes.........................     462,000       11,000        6,000
  Increase in the valuation allowance...   6,113,000    4,370,000    3,384,000
                                         -----------  -----------  -----------
    Total provision for income taxes.... $       --   $       --   $       --
                                         ===========  ===========  ===========

The Company's deferred tax accounts consisted of the following as of December 31, 1998 and 1997:

                                                          1998         1997
                                                       -----------  -----------
Assets:
 Net operating loss (NOL) carry forwards.............. $15,704,000  $ 9,220,000
 Accruals and other...................................   1,188,000    1,559,000
                                                       -----------  -----------
                                                        16,892,000   10,779,000
Less valuation allowance.............................. (16,892,000) (10,779,000)
                                                       -----------  -----------
                                                       $       --   $       --
                                                       ===========  ===========

The accruals and other items are a result of the Company being on a cash basis for tax reporting purposes and accrual basis for book purposes. As of December 31, 1998, the NOL carryforwards amount to $41,732,000 and expire in years 2005 through 2013.

The Company has had greater than 50% ownership changes in 1993, 1994, and 1996, as defined under the rules of IRC Section 382. Consequently, the use of the NOL carryforwards generated in periods prior to the changes in control against future taxable income in any one year may be limited.

9. Related Party Transactions

The Company received general and medical advisory services from three of its directors. The Company was charged $162,173, $151,625, and $72,000 in professional fees for such services in the years ended December 31, 1998, 1997, and 1996, respectively. See also Note 4 which describes the relationship with CIBA, a related party.

10. Contingencies

Legal Matters

In October 1996, the Company filed suit in the United States District Court for the District of Delaware against Pillar Point Partners (Pillar Point), Summit, VISX, Summit Partner, Inc. (Summit Partner) and VISX Partner, Inc. (VISX Partner) (collectively, the Defendants). The Defendants hold a portfolio of U.S. patents relating to refractive laser surgery. The complaint seeks a declaratory judgment of noninfringement, invalidity, and/or unenforceability, with regard to the Company's LADARVision System.

On September 24, 1998, VISX filed a counterclaim in the aforementioned action seeking a declaratory judgment of infringement by the Company and preliminary and permanent injunctions. The Company believes that after the pending merger with Summit (see Note 11) the Company's technology will be covered by a royalty-free cross license with VISX held by Summit pertaining to the VISX patents. The Company believes that this post-merger cross license will render moot the claim that the Company infringes on VISX patents for activities after the merger. As of November 9, 1998, the Company and VISX agreed to stay the litigation between themselves until the earlier of the merger, termination of the merger or April 1, 1999. During this period, the Company has agreed not to deliver LADARVision Systems in the U.S. If the merger does not occur, a re-opening of the suit activities or a judgment in favor of VISX could have a material adverse effect on the Company's business, financial condition and results of operations.

As a result of these actions, the Company has incurred significant expenses consisting primarily of management resources, legal fees, expert witness fees and related expenses. The expenses incurred in 1998 and 1997 are classified as other expenses in the accompanying consolidated statements of operations. Further, should the merger not occur these expenses will increase significantly thereafter. Absent the aforementioned pre-merger stay or the post-merger cross license, the Company believes that it does not infringe on the VISX apparatus patents and that it must aggressively assert this position in order to bring its products to the commercial markets in the United States, Canada and the European Community. There can, however, be no assurances that renewed pursuit of these actions in the case where the merger does not occur will bring the Company any relief from the license arrangements that might be required nor is there any assurance that such licenses as might be needed to enter certain markets will be available to the Company if the Company does not prevail in its actions.

As a condition to the merger agreement with Summit, the Company has agreed to stipulate to the dismissal, without prejudice, of all claims it has alleged against Summit, Summit Partner and Pillar Point Partners in the Company's 1996 action.

Product Liability and Insurance

The Company's business involves the risk of product liability claims. The Company has not experienced any product liability claims to date. The Company maintains a "claims made" product liability insurance policy with coverage limits of $5 million per occurrence and $5 million in aggregate. The inability of the Company to maintain adequate insurance coverage at any time could, in the event of product liability or other claims in excess of the Company's insurance coverage, have a material adverse effect on the Company's business, financial condition and results of operations. Additionally, the Company has agreed in the past, and is likely to agree in the future, to indemnify certain medical institutions and their personnel who participate in the Company's clinical studies.

11. Merger Agreement with Summit Technology

On October 1, 1998, the Company and Summit announced that they had entered into a Merger Agreement whereby Summit would acquire the Company. The following is a brief summary of the terms of the Agreement and Plan of Merger. The entire Agreement and Plan of Merger, dated October 1, 1998, has been filed with the SEC as Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 7, 1998. Further, a Registration Statement on Form S-4 has been filed by Summit on November 6, 1998 and amended on January 7, 1999.

The merger transaction is subject to the approval of the stockholders of both the Company and Summit. The merger consideration is 11,650,400 shares of Summit stock and an equivalent amount in value of cash, subject to a maximum of $50 million in cash. This consideration will be divided among the outstanding shares of Autonomous common stock, the outstanding shares of Autonomous Series I Preferred Stock and options and warrants for Autonomous common stock. Autonomous common stockholders will receive part stock and part cash for their Autonomous shares. The exact value, and the relative mix of cash and Summit stock, will vary depending on the market price of Summit stock prior to the closing, the amount of the loan under the Credit Agreement to Autonomous described below, if any, whether the holder of the Series I Preferred Stock exercises its right to redeem its shares for cash or convert to common stock and certain other factors.

Randy W. Frey, Chairman, President and Chief Executive Officer of the Company, and CIBA Vision Corporation, together owning approximately 19% of the Company's outstanding shares, and each of the Company's officers and directors have agreed to vote, as shareholders, for the merger.

In connection with the merger agreement, Summit agreed to lend up to $5 million to the Company under a Credit Agreement. Under the Credit Agreement, the Company may not draw more than $1.5 million per month. One half of the amount borrowed by the Company and not repaid as of the closing date of the merger will reduce the amount of the aggregate cash consideration in the merger. In the event the merger does not occur through no fault of the Company, the amount drawn under the Credit Agreement is due and payable 180 days from the date of the termination of the Merger Agreement.

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

Upon the effectiveness of the aforementioned Summit S-4 registration statement, the Company and Summit plan to distribute a joint proxy statement to their respective shareholders. Depending on the timing of the effectiveness of the registration statement and other factors, the Company and Summit plan to hold their respective shareholder meetings as soon as practicable. See Note 13 for modifications to the terms of the Merger Agreement with Summit Technology.

12. Quarterly Financial Information--Unaudited

The tables below contain summarized unaudited quarterly data for the years ended December 31, 1998 and 1997. The Company believes this information reflects all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation of the quarterly information presented. The operating results for any quarter are not necessarily indicative of the results that may be expected for future periods.

                            First      Second     Third      Fourth     Annual
                           Quarter    Quarter    Quarter    Quarter     Totals
                          ---------- ---------- ---------- ---------- -----------
1998
----
Operating loss..........  $3,876,170 $4,201,124 $4,160,749 $4,550,991 $16,789,034
Net loss*...............  $3,804,389 $4,168,618 $4,551,760 $4,949,588 $17,474,355
Basic net loss per
 share*.................  $      .38 $      .39 $      .40 $      .42 $      1.59
Shares used in computing
 basic net loss per
 share..................  10,039,042 10,684,254 11,320,269 11,969,058  11,009,272
1997
----
Operating loss..........  $2,746,078 $3,196,468 $2,845,743 $3,392,177 $12,180,466
Net loss................  $2,597,840 $3,091,332 $2,677,129 $3,273,054 $11,639,355
Basic net loss per
 share..................  $      .38 $      .45 $      .27 $      .33 $      1.43
Shares used in computing
 basic net loss per
 share..................   6,852,814  6,888,689  9,900,212  9,958,832   8,151,395

*--in the third and fourth quarters and annual totals for 1998, the net loss and basic net loss per share is that attributable to common stockholders after recognition of a charge for the deemed dividend for the Series I preferred stock conversion discount.

13. Events Subsequent to December 31, 1998

Summit Merger, Revolving Credit Line and Revolving Promissory Note amendment; Special Shareholders' Meeting

On March 16, 1999, the Company and Summit agreed to amend the Merger Agreement to extend the date of termination of the Agreement to April 30, 1999. The Revolving Credit Line and Revolving Promissory Note were amended such that the total amount of borrowings available to the Company is $8 million with all other terms and conditions remaining the same. The Company has tentatively scheduled its Special Shareholders' Meeting for April 29, 1999 at which time the shareholders of record on March 19, 1999 shall vote on adoption of the Merger Agreement and approval of the merger itself.

Series D warrants

The Series D warrants discussed in Note 5 expired on February 28, 1999. Of the warrants for 754,350 shares outstanding at year-end, warrants for 540,100 shares were exercised for cash of approximately $1.6 million and warrants for 214,250 shares were exercised in a "cashless" manner for a net issuance of 100,628 shares. Therefore, conversion of the Series D warrants resulted in the issuance after December 31, 1998 of 640,728 common shares.